Form 10-K
period 2022-12-31
IDEANOMICS, INC.
filed 2023-03-30
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $0.3 billion based upon the per share closing price as of such dated reported on the Nasdaq Capital Market for the registrant’s common stock, which was $0.66.
There were a total of 787,022,216 shares of the registrant’s common stock outstanding as of March 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

IDEANOMICS, INC.
Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2022

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
The following is a glossary of certain terms used in this report:

$	refers to the legal currency of the United States.
2020 Financial Subsidies Circular	refers to the Circular on Improving Subsidy Policies on Promotion and Application of New Energy Vehicles issued by the MOF, the MOST, the MIIT and the NDRC.
2021 Financial Subsidies Circular	refers to the Circular on Further Improving the Financial Subsidy Policy for the Wider Application of New-energy Vehicles issued by the MOF, the MOST, the MIIT and the NDRC.
2010 Plan	refers to the 2010 Stock Incentive Plan.
2022 Financial Subsidies Circular	refers to the Circular on Financial Subsidy Policy for Application and Promotion of New-energy Vehicles in the year of 2022 issued by the MOF, the MOST, the MIIT and the NDRC.
401(k) Plan	refers to 401(k) defined contribution plan.
Acuitas	refers to Acuitas Capital, LLC.
AHFCA Act	refers to the Accelerating Holding Foreign Companies Accountable Act, passed by the U.S. Senate.
AI	refers to artificial intelligence.
Amer	refers to Amer Global Technology Limited.
ASC 205	refers to Accounting Standards Codification Topic 205, Presentation of Financial Statements.
ASC 260	refers to Accounting Standards Codification Topic 260, Earnings Per Share.
ASC 350	refers to Accounting Standards Codification Topic 350, Intangibles-Goodwill and Other.
ASC 410	refers to Accounting Standards Codification Topic 410, Asset Retirement and Environmental Obligations.
ASC 470	refers to Accounting Standards Codification Topic 470, Debt.
ASC 606	refers to Accounting Standards Codification Topic 606, Revenue From Contracts With Customers.
ASC 715	refers to Accounting Standards Codification Topic 715, Compensation – Retirement Benefits.

ASC 718	refers to Accounting Standards Codification Topic 718, Stock Compensation.
ASC 810	refers to Accounting Standards Codification Topic 810, Consolidation.
ASC 842	refers to Accounting Standards Codification Topic 842, Leases.
ASC 950	refers to Accounting Standards Codification Topic 950, Financial Services - Title Plant.
ASC 958	refers to Accounting Standards Codification Topic 958, Not-for-Profit Entities.
ASEAN	refers to the Association of Southeast Asian Nations.
Assistance Agreement	refers to the Assistance Agreement by and between the State of Connecticut, acting by the Department of Economic and Community Development.
ASU 2016-13	refers to Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326).
ASU 2018-07	refers to Accounting Standards Update 2018-07, Stock Compensation (Topic 718).
ASU 2019-12	refers to Accounting Standards Update 2019-12, Income Taxes (Topic 740).
ASU 2020-06	refers to Accounting Standards Update 2020-06, Debt (Topic 470).
ASU 2021-04	refers to Accounting Standards Update 2021-04, Earning Per Share.
ATS	refers to Alternative Trading System.
BCF	refers to beneficial conversion feature.
BEAT	refers to the Base Erosion and Anti-Abuse Tax.
BEV	refers to battery electric vehicles.
Board	refers to the Company's Board of Directors.
BSSGCD	refers to Beijing Seven Stars Global Culture Development Inc.
CAA	refers to State Certification and Accreditation Administration Committee.
CaaS	refers to Charging as a Service.
CAC	refers to the Cyberspace Administration of China.
Cantor	refers to Cantor Fitzgerald & Co.
CapEx	refers to funds used by a company to acquire, upgrade, and maintain physical assets.
Catalogue	refers to Catalogue of Industries for Encouraged Foreign Investment ("Encouraged Foreign Investment Catalogue,") together with the Negative List.
CB Cayman	refers to our wholly-owned subsidiary Mobile Energy Global Limited (formerly China Broadband, Ltd.).
CCPA	refers to the new California Consumer Protection Act.
Certified B Corp	refers to B Corporation certification is granted by B Lab, a non-profit [organization], and indicates that a business [meets certain standards of transparency, accountability, sustainability, and performance].
CFPB	refers to Consumer Financial Protection Bureau.
China	refers to the People’s Republic of China.
Chinese	refers to the People’s Republic of China.
CIT	refers to Corporate Income Tax.
CIT Law	refers to Corporate Income Tax Law of the PRC.
Commitment Shares	refers to Ideanomics issuing 1.0 million shares of the Company's common stock as a commitment fee to YA II PN.
COVID-19	refers to Novel Coronavirus 2019.
CSRC	refers to the China Securities Regulatory Commission.
DBOT	refers to the Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital of DBOT. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
Dodd-Frank	refers to Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
Dr. Wu	refers to Dr. Bruno Wu., the former Chairman of the Company as of December 31, 2020.
Exchange Act	refers to Securities Exchange Act of 1934, as amended.
EIT	refers to earned income tax.
EIT Law	refers to Enterprise Income Tax law.

Energica	refers to Energica Motor Company, S.P.A., manufacturer of high-performance electric motorcycles.
Energy Sales	refers to Qingdao Chengyang Medici Zhixing New Energy Vehicle Co., Ltd. (formerly Qingdao Chenyang Ainengju New Energy Sales and Service Company Limited).
EPA	refers to Environmental Protection Agency.
EQUITABLE	refers to Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges.
ESG	refers to Environmental, Social and Governance.
EV	refers to electric vehicles, particularly battery operated electric vehicles.
Exchange Act	refers to the Securities Exchange Act of 1934, as amended.
FASB	refers to the Financial Accounting Standards Board.
FCEV	refers to fuel cell electric vehicles.
FCPA	refers to the Foreign Corrupt Practice Act.
FMVSS	refers to Federal Motor Vehicle Safety Standards.
FIE	refers to foreign invested enterprise.
FINRA	refers to the Financial Industry Regulatory Authority.
Fintech	refers to financial technology.
Fintech Village	refers to the Global Headquarters for Technology and Innovation in Connecticut.
FMVSS	refers to Federal Motor Vehicle Safety Standards.
FNL	refers to FNL Technologies, Inc., the owner and operator of the social media platform Hoo.be.
Founder Space	refers to Seven Stars Founder Space Industrial Pte. Ltd.
GAAP	refers to generally accepted accounting principles in the United States of America.
GDPR	refers to General Data Protection Regulation.
GILTI	refers to the Global Intangible Low-Taxed Income.
Glory	refers to Glory Connection Sdn. Bhd.
Grapevine	refers to Grapevine Logic, Inc. a previously wholly-owned subsidiary of Ideanomics focused on influencer marketing.
HFCA Act	refers to the Holding Foreign Companies Accountable Act.
Hong Kong	refers to the Hong Kong Special Administrative Region of the People’s Republic of China.
HKD	refers to Hong Kong dollars.
Ideanomics China	refers to Mobile Energy Global (MEG) the subsidiary that holds all of the Company’s EV.
ICE	refers to internal combustion engine.
Ideanomics/Company	refers to Ideanomics Inc.
Intelligenta	refers to the BDCG investment which was rebranded as Intelligenta.
IP	refers to intellectual property.
JUSTLY	refers to the company formerly known as DBOT - Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
KYC	refers to Know Your Customer requirements.
MaaS	refers to Mobility as a Service.
MDI Fund	refers to the Minority Depository Institution Keepers Fund.
MHTL	refers to Merry Heart Technology Limited.
MIIT	refers to the PRC Ministry of Industry and Information Technology.
MOF	refers to the PRC Ministry of Finance.
MOFCOM	refers to the PRC Ministry of Commerce.
MOST	refers to the PRC Ministry of Science and Technology.
Mr. McMahon	refers to Mr. Shane McMahon.
Mr. Zhu	refers to Mr. Jianya Zhu.

NASDAQ	refers to the Nasdaq Stock Market.
NDRC	refers to National Development and Reform Commission.
Negative List	refers to the Special Administrative Measures for Access of Foreign Investment.
New Energy	refers to Qingdao Chengyang Medici Zhixing New Energy Vehicle Co., Ltd., formerly known as Qingdao Chengyang Mobo New Energy Vehicle Sales Service Company Limited.
New Energy Vehicle Catalogue	refers to Catalogue of New Energy Vehicle Models Exempted from Vehicle Purchase Tax.
NHTSA	refers to the National Highway Traffic Safety Administration.
NOLs	refers to net operating losses.
Notice 112	refers to the Notice of the State Taxation Administration on Negotiated Reduction of Dividends and Interest Rates.
OEM	refers to original equipment manufacturer.
Ocasia	refers to Ocasia Group Holding Ltd.
OpEx	refers to the day-to-day operating expenses of a business.
Orangegrid	refers to Orangegrid LLC.
PEA	refers to Prettl Electronics Automotive.
Qianxi	refers to Guizhou Qianxi Green Environmentally Friendly Taxi Service Co.
Qingdao Medici	refers to Qingdao Medici New Energy Vehicle Co., Ltd.
Qingdao Xingyang Investment	refers to Qingdao Chengyang Xinyang Development and Investment Company Limited.
QSIQ	refers to General Administration of Quality Supervision, Inspection and Quarantine.
PBOC	refers to the People’s Bank of China.
PCAOB	refers to the Public Company Accounting Oversight Board.
PHMSA	Pipeline and Hazardous Materials Safety Administration.
PRC	refers to the People’s Republic of China.
PSE	refers to Pt Pasifik Sakti Eniniring, a company incorporated in in Indonesia and party to an Agent Agreement to distribute Tree Technologies motorcycles in Indonesia.
Red Rock	refers to Red Rock Global Capital LTD.
Renminbi	refers to the legal currency of the PRC.
REO	refers to real-estate-owned.
RESPA	refers to Real Estate Settlement Procedures Act.
RMB	refers to the legal currency of the PRC.
SAFE	refers to Simple Agreement for Future Equity.
SAFE PRC	refers to the State Administration of Foreign Exchange (the PRC regulator that oversees matters regarding foreign exchange).
SAMR	refers to State Administration for Market Supervision.
Sarbanes-Oxley Act	refers to Section 404 of the Sarbanes-Oxley Act of 2002, as amended.
SCNPC	refers to Standing Committee of the National People’s Congress.
SEC	refers to the United States Securities and Exchange Commission.
SEDA	refers to standby equity distribution agreement.
Securities Act	refers to the Securities Act of 1933, as amended.
SEPA	refers to Standby Equity Purchase Agreement.
Shandong	refers to Ideanomics Shengtong New Energy Co., Ltd.
Shenma	refers to Sichuan Shenma Zhixing Technology Co.
Silk	refers to Silk EV Cayman LP, is an Italian engineering and design services company.
Silk-FAW	refers to Silk, an Italian engineering and design services company that has recently partnered with FAW to form a new company (Silk-FAW) to produce fully electric, luxury vehicles for the Chinese and Global auto markets.
Silk EV Note	refers to the convertible promissory note Ideanomics entered into with Silk EV Cayman LP.
Solectrac	refers to Solectrac, Inc., which was acquired on June 11, 2021.
v

SPA	refers to Securities Purchase Agreement.
SSE	refers to Seven Stars Energy PTD LTD.
SSSIG	refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Dr. Wu, the former Chairman of the Company.
TCJA	refers to the Tax Cuts and Jobs Act, enacted by the United States of America on December 22, 2017.
TFR	refers to Trattamento di Fine Rapporto.
TILA	refers to Truth-in-Lending Act.
Timios	refers to Timios Holdings Corp. and its affiliates which was acquired on January 8, 2021.
TM2	refers to Technology Metals Market Limited, a London based digital commodities issuance and trading platform for technology metals.
Tree Technologies	refers to Tree Technologies Sdn. Bhd., headquartered in Kuala Lumpur, Malaysia and through its Treeletrik brand sells EV bikes, scooters, and batteries throughout the ASEAN region.
U.S. dollars	refers to the legal currency of the United States.
U.S. GAAP	refers to accounting principles generally accepted in the United States of America.
US Hybrid	refers to US Hybrid Corporation, which was acquired on June 20, 2021.
USD	refers to the legal currency of the United States.
VaaS	refers to Vehicle as a Service.
VIA	refers to VIA Motors International, Inc. a business that produces commercial battery electric vehicles using a skateboard architecture.
VIEs	refers to variable interest entities.
VWAP	refers to volume weighted average price.
WAVE	refers to Wireless Advanced Vehicle Electrification, Inc. which was acquired on January 15, 2021.
WAVE Agreement	refers to the agreement and plan of merger the Company entered into to acquire 100.0% of Wireless Advanced Vehicle Electrification, Inc.
YA II PN	refers to YA II PN, Ltd.
YOD	refers to You-on-Demand, this business was closed during 2019.
Zhengtong	refers to Fuzhou Zhengtong Hongxin Investment Management Company Limited.

PART I
ITEM 1.    BUSINESS
Overview

Ideanomics is an American multinational company, headquartered in New York. Ideanomics has a clear mission – to accelerate the commercial adoption of electric vehicles.

The company is targeting the fast-growing and high value last and mid mile delivery sector as the main driver for future growth. Through its subsidiaries VIA Motors and WAVE Charging, Ideanomics offers a cost-efficient, integrated EV and charging solution for commercial fleets, which has been sorely lacking in the market. Ideanomics Capital enables faster deployment with “as a Service” financing models, which yield consistent and long-term revenue. The Company's strategic investments in subsidiaries targeting off-road, two-wheelers, and power trains and retrofits continue to generate immediate revenue with clear room to grow. Across all our subsidiaries, teams are collaborating to bring to market a better zero emission solution.

Ideanomics conducts its operations globally in one segment with three business units – Ideanomics Mobility, Ideanomics Energy, and Ideanomics Capital. Ideanomics Mobility’s focus is electric vehicles, including mid- and last -mile delivery trucks and vans, tractors, and two-wheelers. Ideanomics Energy’s focus is charging and energy-related products and services. Ideanomics Capital’s focus is providing financing support for the Company’s Mobility and Energy business units.
Principal Products or Services and Their Markets
Ideanomics Mobility

The Ideanomics Mobility business unit contains the Company’s vehicle-related operations, selling differentiated electric vehicles across several categories, and providing technology and components to other OEMs. Ideanomics Mobility’s innovative vehicle offering across the categories of vans and trucks, motorcycles and scooters, tractors, and specialist vehicles are further differentiated by the company’s ability to offer charging infrastructure and financing support to its customers.

Subsidiaries

There are five operating companies within the Ideanomics Mobility business unit: (1) VIA, (2) Energica, (3) Solectrac, (4) US Hybrid, and (5) Tree Technologies.
1.VIA
VIA is an all-electric commercial vehicle company with innovative advanced electric drive technology, delivering sustainable mobility solutions for the marketplace. VIA possesses over a decade of electric drive experience from its previous generation vehicles, with over 7 million miles of on-road customer experience contributing to its design and development of its current generation of vehicles. VIA designs, manufactures, and markets electric commercial vehicles, with superior life-cycle economics, for use across a broad cross-section of the global fleet customer base. VIA’s value is rooted in its VDRIVE™ electric skateboard and VTRUX® modular vehicle portfolio, which has been designed from the ground up to meet the needs of commercial fleet operators and drivers. VIA will offer a comprehensive range of fit-for-purpose configurations with its chassis cab including last-mile delivery vans, box and stake trucks, school buses and shuttles and more.

VIA has developed a proprietary commercial battery electric skateboard architecture designed to serve the high-growth Class 2 to 5 local and last mile delivery market segment. The skateboard architecture provides opportunities to customize the vehicle configuration in a number of configurations to meet specific customer needs. VIA anticipates starting commercial production in late 2024 with Ideanomics’ support in the development and validation of the product in accordance with the current business plan.

VIA’s scalable VDRIVE™ skateboard platform is designed for use across Class 2 to 5 vehicles, supporting multiple battery sizes (to provide 125-250 miles of range). The skateboard architecture allows use of a wide range of body styles. The VIA skateboard is designed in a customer-centric approach that addressed many of the common challenges customers have with last-mile delivery vehicles, such as a low load floor and step-in height, and a flat floor from the cab through the rear of the vehicle to make it fast and easy for drivers to enter and exit the vehicles, increasing efficiency. Additionally, the VIA architecture is designed to enhance maneuverability, improve driver visibility, and provide greater cargo volume with its ‘cab forward’ design

(also known as cab-over, COE (Cab Over Engine), or forward control),which has the driver cab sitting above rather than behind the front axle.

VIA’s flexible VTRUX® vehicle architecture permits VIA to offer a full portfolio of vehicle bodies, including trucks, vans, and buses.

While VIA has not yet commenced sales, it has developed demo vehicles that have been used for sales purposes and in testing and use with its customers for further customer feedback. VIA has secured an initial order for 2,000 VIA chassis with Pegasus Specialty Vehicles , which intends to use them to build Type A school buses, electric shuttles, and paratransit buses, has a memorandum of understanding with AUSEV Pty Ltd to provide 6,600 vans and chassis cabs for conversion to right-hand drive for the Australian market, and has a strategic partnership with EAVX, LLC, a business unit of J.B. Poindexter & Co, as part of a strategic partnership to develop a Class 2b electric van.

2.Energica

Energica is an Italian company recognized in 2023 by the World Future Awards, for producing the best electric motorcycles.

Energica is building its reputation as a leading electric motorcycle provider to police fleets, and its motorcycles are being piloted by several police departments around the world. Energica captured the attention of global police fleets in 2022 when it provided 88 electric motorcycles to the Indonesian Police Department for use during the G20 Summit.

Energica’s Energica Inside business unit is helping OEMs quickly and affordably bring to market a new generation of electric tractors, watercraft, aircraft, passenger and urban mobility vehicles - all built around Energica’s EV engineering and technology. Energica Inside has several collaborations underway, including partnering with Solectrac on a new generation of electric tractors.

Energica plans to continue expanding its global distribution network, accelerate production and sales and introduce new models and new EV technology.

Ideanomics owns a majority stake in Energica with 72.4% ownership, with the founders and Energica's management owning 27.6% of the company’s equity.

3.Solectrac

Solectrac is a California-based assembler and distributor of electric powered tractors and is a certified B Corp. As a first mover, Solectrac has built a leadership position in the North American electric tractor market and we believe that it is ahead of direct competitors who are just now beginning to develop or introduce their own EV solutions.

Ideanomics has enabled Solectrac to establish a nationwide dealer/distributor network that continues to grow, more than triple Solectrac’s assembly capacity, and accelerate the development of new products.

Solectrac’s primary market is the United States, but the company plans to enter the Canadian market and eventually expand into other countries. Solectrac’s e25 is currently on sale at more than 75 dealer locations across the United States. Solectrac continues to enhance the e25 with new features and add-ons.

Additionally, Solectrac is developing new electric tractor models across different size and power levels to better address customer and dealer demand. It anticipates introducing these new models in 2023.

4.US Hybrid

US Hybrid is a California-based zero-emission engineering and vehicle integration business that manufactures electric and hybrid electric propulsion kits, and also performs retrofits to convert diesel powered specialty vehicles such as port equipment and buses to reduced emissions.

Since acquiring US Hybrid in 2021, Ideanomics has strengthened US Hybrid’s management team and provided resources to enable US Hybrid to keep pace with growing demand for its industry-leading electric powertrains and fuel cell systems.

As a result, US Hybrid has formed a strategic partnership with Toyota Tsusho North America to convert port equipment to zero emission, Global Environmental Products to develop zero emission street sweepers, and with other OEMs to develop zero emission, hydrogen powered buses.

US Hybrid’s R&D, engineering, manufacturing, assembly, and integration work is conducted in California and Connecticut for customers throughout the United States, assembly and integration work is conducted in California and Connecticut for customers throughout the United States.

5.Tree Technologies

Tree Technologies is headquartered in Kuala Lumpur, Malaysia and through its Treeletrik brand sells EV bikes, scooters, and batteries. Tree Technologies has received product and technical training from Energica and has begun providing after-sales support to Energica for the ASEAN region. Additionally, Tree Technologies will begin collaborating with Energica on joint sales and marketing strategies for the region.

Ideanomics Energy

Ideanomics Energy is the Company's business unit focused on charging and energy products and services. Ideanomics Energy has as its mission to provide fleet operators with a turn-key charging solution as part of their electrification initiatives. It does this with a team of trusted experts to analyze impacts of electrification on operations and to plan and deploy the right hardware, including robust, user-friendly charging technologies, supported by an intuitive Energy Management platform that Ideanomics Energy is developing. This is supported through collaboration with Ideanomics Capital to introduce a CaaS model to package upfront costs as a recurring monthly operating expense. Ideanomics Energy’s subsidiary is WAVE Charging, which offers WAVE wireless charging, PEA’s containerized DC fast charging system, the Mahle chargeBIG level-2 charging solution, and more.

WAVE Charging

In 2023, Ideanomics Energy began consolidating its EV charging operations under a single brand, WAVE Charging, capitalizing on the brand recognition of the WAVE wireless charging product.

WAVE Charging products include:
a.WAVE wireless charging: a high-power inductive (wireless) charging solution for medium and heavy-duty EVs. A proven solution, WAVE wireless charging is powering America’s first all-electric bus fleet in California, the electric Tram System at Universal Studios Hollywood, and is being deployed as part of a pilot project by a leading e-commerce company. The company continues to expand its high-powered induction capabilities beyond 250kW, successfully delivering systems at 125kW and conducting test deployments at 500kW, and is conducting research and development on a 1-Megawatt system for heavy trucking applications.
b.PEA Containerized Charging: A new way to think about charging for commercial fleets, containerized charging is fast, easy, and affordable. Importantly, it is scalable with fleet needs. The size of a standard 20-foot shipping container, each system can charge up to 20 vehicles with 400 kilowatts per vehicle, with the potential to deliver up to 700kW of power with select cables. WAVE Charging has exclusive sales and distribution rights for this product in North America until mid 2029.
c.ChargeBIG: The chargeBIG 18-36 AC system's centralized control unit is easy to install, and provides dynamic load management for up to 36 individual charging points with a charging power of either 7 kW, 11 kW or 19 kW. This allows for the most efficient charge across multiple EVs, and can charge twice as many vehicles compared to competing products. Ideanomics has exclusive rights until early 2028 to distribute the chargeBIG 18-36 AC charging system under the WAVE Charging brand in North America.

Additionally, WAVE Charging provides white-glove service to help fleet operators electrify, partnering with customers to identify the best fitting charging solution for their fleet. This includes analyzing a customer’s current and future electric vehicle fleet and operations to offer a future-proof charging solution.

Wave Charging is the preferred charging solutions provider for VIA's electric work trucks. Together, WAVE Charging and VIA plan to offer a cost-efficient, integrated EV and charging solution for commercial fleets, which has been sorely lacking in the market. The WAVE Charging and VIA team will work together to engage customers collaboratively.

PEA

On August 2, 2021, the Company announced a strategic investment in PEA, a business unit within the Prettl Group, a large German industrial company that manufactures and distributes components and systems for the automotive, energy, and electronics industries. The terms include a strategic investment of €7.5 million ($9.1 million) for 11,175 preferred shares. Ideanomics received exclusive sales and distribution rights for PEA charging infrastructure products and solutions in North America and CEO Alf Poor joined PEA's Board of Directors.

Ideanomics Capital

Ideanomics Capital provides financing support for the Company’s Charging-as-a-Service and Vehicle-as-a-Service business models, as well as businesses focused on leveraging technology and innovation to improve efficiency, transparency, and profitability for the financial services industry.

The Company’s Ideanomics Capital business unit provides capital market expertise to enable the sale of its subsidiaries’ products and services. It aligns financing resources and develops funding structures that enable growth and revenue generation for the Ideanomics Mobility business unit. Financing structures will include service and products for payment such as CaaS and VaaS. These options will form part of Ideanomics offering to commercial fleet operators. Over time, it is Ideanomics intention to focus Ideanomics Capital as the financial services arm of Ideanomics Mobility and Ideanomics Energy, and to divest its non-EV assets accordingly.

Centers of Excellence in Design and Digital Technologies

To support the Company’s EV operations, Ideanomics has created internal centers of excellence in automotive design and software.

Ideanomics Design provides vehicle and industrial design services across Ideanomics (including to VIA, Solectrac, and Ideanomics Energy) and is developing a slate of external customers to offset its costs and generate external revenue.

Ideanomics Digital provides IT and software development services across the entirety of Ideanomics, including management of the Company’s strategic relationship with Google Cloud, and the development of the Company’s cloud-based vehicle, charging, and energy management software platform, a central component to Ideanomics’ unified fleet electrification offering. With its centralized telematics, charging, and energy management software, Ideanomics will have the ability to monitor and optimize its clients’ usage of vehicles and energy, particularly VaaS and CaaS clients, where the client is relying on Ideanomics for its turnkey EV fleet rollout and management. These products and services are still in development.

Other Businesses

The Company has identified and informed the market of its desire to restructure and divest certain businesses deemed outside of its core focus.

Ideanomics China (formerly known as Mobile Energy Global)

The Company is continuing to restructure its operations in China as it shifts more focus toward the US market opportunity. Ideanomics China is continuing to support supply chain operations for the rest of the companies within Ideanomics.

Timios & JUSTLY

In 2022, Ideanomics announced that it has begun the process to spin out its fintech businesses JUSTLY as well as title company Timios. This divestiture is part of Ideanomics' strategy to exit from non-core market segments, further honing its portfolio and enabling better, faster delivery of its growth ambitions in the EV market. JUSTLY and Timios have talented management and staff each with a strong track record of delivery in their respective markets. We believe that the divestiture will enable the two companies to grow faster and capture new market opportunities, while delivering value to Ideanomics shareholders.
Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

The markets in which we participate are dynamic and highly competitive, requiring companies to react quickly to capitalize on opportunity. We retain skilled and experienced personnel and deploy substantial resources to meet the changing demands of the industry and to capitalize on change. The market for our products is highly competitive and subject to rapid technological development. We encounter domestic and international competition across all units of our business, which we anticipate will increase as the commercial EV vehicle and associated charging markets mature.
Ideanomics Mobility and Ideanomics Energy

The company’s EV business operates in the market for fleet commercial vehicles, which is still in the development stage. The company could face competition from other companies that develop and operate a similar integrated platform for the procurement, purchase, financing, charging, and energy management needs of fleet EV operators. The company could also face competition from companies that only operate in one part of the vehicle purchase and operation cycle, for example, an EV vehicle or charging manufacturer may sell directly to EV fleet operators.

Purchasers of commercial vehicles in the U.S. currently have the choice between traditional ICE vehicles and EVs. According to BloombergNEF, in 2022, battery electric vehicles accounted for less than 1.0% of U.S. commercial vehicle sales (light-duty, medium-duty, and heavy-duty commercial vehicles). BloombergNEF expect this to rise to 11.0% of all commercial vehicles sold in 2027. The most important drivers for the development of the commercial fleet EV market are federal and state mandates relating to clean air and electric vehicles including subsidies and incentives to help owners of fleets of commercial vehicles convert from combustion engines to EV. The speed at which fleet operators convert to EV is highly correlated with government regulations, targets and related subsidies and incentives. If the governments, or municipalities, change the regulations, targets, incentives or subsidies then the rate at which fleet operators convert their vehicles to EV could slow down which in turn may lead to lower revenues for the Company. Additionally, the rate and form in which the commercial fleet EV market develops is dependent upon technological developments in battery and charging systems; and the deployment of the charging infrastructure and electric grid infrastructure to support widespread commercial EV use. Considering all of these factors, commercial fleet operators are likely to continue to purchase primarily ICE vehicles for at least the next five years, and possibly longer.
Ideanomics Capital

The Company’s Ideanomics Capital business unit operates in sectors that are undergoing rapid change. The Company’s legacy fintech business operates in several markets, with Timios providing title and escrow services throughout the U.S. Timios has many competitors, some of whom may have a broader geographic reach within this market, and may be more well-capitalized and therefore more able to weather a downturn in business volume resulting from an increase in interest rates.

JUSTLY is a FINRA registered broker-dealer, which operates a platform focused on private equity and debt. Among other business endeavors, JUSTLY operates a crowdfunding equity platform of private impact investments to advisors, registered investment advisors, family offices, angels, and accredited and non-accredited investors from all income levels. JUSTLY is engaged in business in a highly competitive, constantly evolving marketplace, requiring continually advancing pricing sophistication and technological capabilities relative to its competitors and necessitating the differentiation of their product offerings.
Sources and Availability of Raw Materials

The Company’s businesses depend on a ready supply of components and parts that are sourced domestically and internationally and any interruption to the supply of these could have an adverse impact on the Company’s results. The Company’s suppliers that manufacture components and parts, which includes EV motors and batteries, depend on a ready supply of raw materials and components. Consequently a shortage of raw materials or components could adversely impact their manufacturing process and, potentially, impact the Company’s revenues as it may not be able to complete orders that it has received. The Company may also be adversely impacted if global logistics and supply chains are interrupted.

Our products are manufactured or assembled from both standard components and parts that are unique to our specifications. Our internal manufacturing operations are largely process-oriented and we use significant quantities of various raw materials, including aluminum, copper, steel, bimetals, optical fiber and plastics and other polymers, among others. Other parts are produced using processes such as stamping, machining, molding and pressing from metals or plastics. Portions of the requirements for these materials are purchased under supply arrangements where some portion of the unit pricing may be indexed to commodity market prices for these metals. We may occasionally enter forward purchase commitments or otherwise secure availability for specific commodities to mitigate our exposure to price changes for a portion of our anticipated purchases. Certain of the raw materials utilized in our products may only be available from a few suppliers, and we may enter into longer term agreements to secure access to certain key inputs. We may, therefore, encounter significant price increases and/or availability issues for the materials we obtain from these suppliers, such as those that we saw in 2021, due to the continuing effects of Covid-19 pandemic. These supply chain constraints have limited our ability to manufacture and deliver products to our customers in 2022 and we expect this to continue into 2023

Our profitability has been and may continue to be materially affected by changes in the market price of our raw materials and components, most of which are linked to the commodity markets. Prices for, and for certain materials, availability of, lithium, aluminum, copper, plastics, silicon and certain other polymers derived from oil and natural gas have fluctuated substantially during the past several years. We have adjusted our prices for certain products and may have to adjust prices again. Delays in implementing price increases, failure to achieve market acceptance of price increases, or price reductions in response to a rapid decline in raw material costs, could have a material adverse impact on the results of our operations.

In addition, some of our products are assembled from specialized components and subassemblies manufactured by third-party suppliers. We depend upon sole suppliers for certain of these components, including capacitors, memory devices and silicon chips. Our results of operations have been and may continue to be materially affected if these suppliers cannot provide these components in sufficient quantity and quality on a timely and cost-efficient basis. We believe that our supply contracts and our supplier contingency plans mitigate some of this risk, however there is no way to fully remove said risk. For example, political, economic, or other actions by the PRC in Taiwan may adversely affect our ability to source microchips from suppliers in Taiwan. Any political, economic, or other actions may also adversely affect our customers and the technology industry supply chain, for which Taiwan is a central hub, and as a result, could have a material adverse impact on us.

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

Seasonality

The Company expects that orders and sales will be influenced by the amount and timing of budgeted expenditure by its customers. Typically, the Company would expect to see higher sales at the start of the year when companies start executing on their capital programs and at the end of the year when companies are spending any surplus or uncommitted budget before the new budget cycle commences, though certain of the company’s operating companies which such as Solectrac and Energica operate in industries typically affected by reduced sales during the winter months at the end and beginning of each year. The Company’s other EV operating businesses are in the early stage of their development and consequently do not have sufficient trading histories to project seasonal buying patterns with any degree of confidence.

Orders and sales in our Ideanomics Capital business unit will principally be influenced by changes in interest rates and the resulting impact on in the U.S. housing market particularly as it relates to purchases of homes and the refinancing of existing mortgages which are central to our Timios business.
Working Capital Requirements

As the Company expands its business the need for working capital will continue to grow. The Company acquired one company in 2022 and, along with its existing operations, most of its subsidiaries are considered growth companies at various stages of maturity. For these reasons it will require working capital for both organic growth of those business plus for the purchase of components for the manufacture and assembly of the Company’s respective EV and wired and wireless charging systems. The Company will continue to raise both debt and equity capital to support the working capital needs of these businesses and its U.S. headquarters functions.
Trademarks, Patents and Licenses

We hold various patents and trade names and rely on a combination of patent, copyright, trademark, service mark and trade secret laws to establish and protect our intellectual property rights. We have a number of pending patent applications relating to new products and technology. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation. For technology that is not owned by us, we look to establish strategic partnerships and licensing arrangements, as we have successfully demonstrated with AC charging partner Mable for obtaining appropriate licenses and/or distribution rights to help ensure that we have the necessary coverage for our products. In addition, we have formed strategic relationships with leading technology companies to provide us with early access to technology that we believe will help keep us at the forefront of our industry. Although we believe our intellectual property rights play a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights.

Business and Customer Concentration

The Company is in the process of building out its Ideanomics Mobility and Energy units and has not yet reached a stage of development where the loss of any single customer would have a material adverse effect on the Company.

Timios’ title and escrow service depends upon a network of referring financial institutions. The loss of referrals from the larger referring financial institutions would have a material adverse effect on the Company.
Reliance on Government Contracts

In its operations the Company does not typically contract directly with national governments, however it may contract with federal or state agencies, and local municipalities.
Corporate Structure

Ideanomics is a Nevada corporation existing as an operating company that conducts a substantial majority of its operations through thirty-four (34) of its operating subsidiaries established in various jurisdictions including the United States, Italy, Spain, the People’s Republic of China, Hong Kong, Malaysia, and England and Wales, and eleven (11) subsidiaries with no operations acting solely as holding companies. As the year ended December 31, 2022, there are twenty two (22) operating subsidiaries of Ideanomics in the United States and five (5) PRC subsidiaries. In addition, ~~f~~ourteen (14) of the subsidiaries of the Company are referred to as dormant subsidiaries that ceased their operations, remain not liquidated solely for the purpose of compliance with administrative formalities, and are expected to be liquidated within 12 months. No contractual agreements exist between the Company and its subsidiaries including its PRC subsidiaries because the Company believes that direct ownership is a more effective approach to the corporate structure. The organizational structure of the Company is comprised of a total of fifty-nine (59) subsidiaries.

Other than intercompany loans, no contractual agreements exist between the Company and its subsidiaries including its PRC subsidiaries because the Company believes that direct ownership is a more effective approach to the corporate structure.
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

As indicated above, we primarily use lithium-ion cells in the high voltage battery packs of our vehicles and energy storage products. The use, storage and disposal of our battery packs are regulated under existing laws and are the subject of ongoing regulatory changes that may add additional requirements in the future.

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

In addition to California, there are a growing number of states that have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Delaware and Colorado.

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

Regulations Regarding our Fintech Businesses

Securities and Commodities Laws

In order for a securities exchange to operate, it must register as a broker-dealer with the SEC and become a member of FINRA. Depending on a securities exchange’s activities, it may be required to also register as a broker dealer on the state level. JUSTLY is a registered broker dealer with an alternative trading system. Depending upon the jurisdiction, we may also be required to comply with laws applicable to securities exchanges.

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

Rules and Regulations of PRC Material to our Business
General Regulation of Businesses in the PRC
We are required to obtain government approval from or filing with the SAMR and/or other government agencies in the PRC for transactions, such as our acquisition or disposition of business entities in the PRC. Additionally, foreign ownership of certain business and assets in the PRC is not permitted without specific government approval.
Regulations Relating to Foreign Investment

Investment activities in the PRC by foreign investors are principally governed by the Negative List and the Encouraged Foreign Investment Catalogue, which was promulgated and is amended from time to time by the MOFCOM and the NDRC. The Catalogue sets forth the industries in which foreign investments are encouraged, while the Negative List sets forth the industries in which foreign investment are restricted, or prohibited. Industries that are not listed in the restricted or prohibited categories are permitted areas for foreign investments and are generally open to foreign investment unless specifically restricted by other PRC regulations. Establishment of wholly foreign owned enterprises is generally allowed in encouraged and permitted industries. Foreign investors are not allowed to invest in industries in the prohibited category.

The establishment of a wholly foreign owned enterprise must register with the competent administration for market regulation. Our significant PRC subsidiaries have duly obtained all material approvals required for their business operations. The SCNPC enacted the Foreign Investment Law of the PRC on March 15, 2019 and the State Council promulgated the Implementation Regulations of Foreign Investment Law of the PRC on December 26, 2019, both of which came into force on January 1, 2020. On December 30, 2019, the MOFCOM and the SAMR jointly promulgated the Measures on Reporting of Foreign Investment Information, which also became effective on January 1, 2020. Under these laws and regulations, foreign investors or foreign-invested enterprises are required to report and update certain investment information to the MOFCOM through the Enterprise

Registration System and the National Enterprise Credit Information Publicity System. Any foreign investor or foreign-invested company found to be non-compliant with these reporting obligations may potentially be subject to fines and legal sanctions.
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
PRC Regulation Relating to Compulsory Product Certification

According to the Administrative Regulations on Compulsory Product Certification promulgated by the QSIQ (which was subsequently merged into the SAMR) on July 3, 2009 which became effective on September 1, 2009, and was most recently amended on November 1, 2022 by the SAMR, together with the List of the First Batch of Products Subject to Compulsory Product Certification promulgated by the QSIQ in association with the CAA on December 3, 2001, which became effective on the same day and the Compulsory Product Certification Catalogue Description and Definition Form, which was promulgated on April 17, 2007 and was most recently amended on October 10, 2022, the SAMR is responsible for the quality certification of automobiles. Automobiles and relevant accessories must not be sold, exported or used in operating activities until they are certified by relevant certification authorities designated by the CAA as qualified products and granted certification marks.

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

On September 18, 2022, the MOF, MIIT and the State Taxation Administration jointly issued the Circular on Extending the Exemption of Vehicle Purchase Tax for New-energy Vehicles, which has extended vehicle purchase tax exemptions applicable to new energy vehicles until the end of 2023. Any new energy vehicles listed in the New Energy Vehicle Catalogue released by the MIIT and the State Taxation Administration and are purchased from the issuance date of such New Energy Vehicle Catalogue, are exempted from vehicle purchase taxes.
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

In April 2009, the State Taxation Administration originally issued a circular, commonly known as “Circular 82,” which was most recently amended on December 29, 2017. Circular 82 provides specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is actually located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups (not those controlled by PRC individuals or foreigners,) the criteria set forth in the circular may reflect the State Taxation Administration’s general position on how the “de facto management body” test should be applied in determining the tax resident status of all offshore enterprises. According to Circular 82, an enterprise incorporated offshore but controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

For detailed discussion of PRC tax issues related to resident enterprise status, see Part I-Item 1A-“Risk Factors—Risks Related to Doing Business in the PRC- Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in dividends payable to our foreign investor and gains on sale of our common stock by our foreign investors may become subject to PRC taxation.”
Foreign Currency Exchange
Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating entities may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the SAFE PRC, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the SAFE PRC. In particular, if our PRC operating entities borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with the SAFE PRC, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be registered or filed with by certain government authorities. These limitations could affect our PRC operating entities’ ability to obtain foreign exchange through debt or equity financing.
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

We work to ensure that the Company provides a safe, inclusive, and positive employee environment for all its employees. As of December 31, 2022, we had a total of 565 employees, of which 384 were located in the United States, 112 in Italy, 43 in Malaysia, 19 in China and 7 in the United Kingdom. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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
Environmental, Social and Corporate Governance

Ideanomics published its first ESG Report in 2021. The report serves as a step in fulfilling our commitment to our employees, our shareholders, our subsidiaries, and our partners. Our dynamic process of incorporating social and environmental challenges into our operations as well as creating actionable plans to improve areas of weakness will enable us to grow a stronger, cleaner, and more resilient business. Some ESG highlights this year include:

•Signed the United Nations Global Compact on human rights, labor, environment, and anti-corruption in May 2022.
•We maintained our optional remote work policy initiated in March 2020. We’ve also expanded our human resource function to expand programs and benefits to ensure our team’s continued well-being, diversity, and professional growth.
•Began partnership with Fill It Forward, a Certified B Corporation, to encourage employees to utilize reusable bottles and bags rather than single-use plastics. As part of this partnership, our employees saved the equivalent of nearly 1,800 kWh of power.
•Continued our program of allocating all employees one paid day to volunteer with an organization of their choice, which this year, included the Galveston Bay Foundation in Galveston, Texas, among others.
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

To learn more about policies and practices and our continuing efforts related to ESG, refer to our website at www.ideanomics.com for further information. You may also find our ESG Report on our website. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.
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
•restrictions under PRC law on our PRC subsidiaries’ ability to make dividends; PRC government’s significant oversight over the conduct of our business in PRC and may intervene or influence our operations at any time which could result in a material adverse change in our operation and/or the value of our Common Stock;

•PRC government’s significant oversight over the conduct of our business in PRC and may intervene or influence our operations at any time which could result in a material adverse change in our operation and/or the value of our Common Stock;
•No guarantee that our PRC subsidiaries will always obtain and maintain the requisite licenses and approvals required for their business in China;
•Our decision to discontinue our operations in China may impact the value of our securities and render them worthless.
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

We must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses and repay existing debt in order to execute our business plan. Our Mobility and Energy businesses are capital intensive. Although we may attempt to raise funds by issuing debt or equity instruments, additional financing may not be available to us on terms acceptable to us or at all, or such resources may not be received in a timely manner. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue certain operations, scale back or discontinue the development of new business lines, reduce headcount, sell assets, file for bankruptcy, reorganize, merge with another entity, or cease operations. If the combined company issues additional capital stock in the future in connection with financing activities, stockholders will experience dilution of their ownership interests and the per share value of the combined company’s common stock may decline.
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
The success of our business is dependent on our ability to hire and retain our senior management team and key employees with the specialists’ skills that we need for our business.
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
We are actively involved in a variety of litigations and other legal matters and may be subject to additional litigations, investigations, arbitration proceedings, audits, regulatory inquiries, and similar actions, including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, environmental, tax, accounting, class action, and product liability, as well as trade, regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. For example, we are subject to an ongoing securities class action and shareholder derivative actions as well as an SEC investigation. Refer to Note 19 to our Consolidated Financial Statements of this Annual Report for additional information regarding these specific matters.
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

Our auditor’s report on our financial statements for the year ended December 31, 2022, includes an explanatory paragraph related to the existence of substantial doubt about our ability to continue as a going concern. We are an operating company with a limited operating history that encompasses a large number of industries and businesses.

We are not profitable and have incurred losses in each year since our inception in October 2004. For the years ended December 31, 2022, 2021, and 2020, we had net losses of approximately $282.1 million, $256.7 million, and $111.6 million, respectively. As of December 31, 2022, we had an accumulated deficit of $866.5 million.

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
We are subject to stringent and changing privacy laws, regulations and standards, information security policies and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm its business.

We are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security. The regulatory framework for privacy and security issues worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. VIA may not be able to monitor and react to all developments in a timely manner as laws in this area are also complex and developing rapidly. For example, the European Union adopted the GDPR, which became effective on May 25, 2018, and California adopted the CCPA, which became effective in January 2020. Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is collected. Other states have begun to propose similar laws. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that are inconsistent without existing data management practices or the features of its products and product capabilities, and may have a material and adverse impact on our business, financial condition and results of operations.

Compliance with applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations, which could cause it to incur substantial costs or require it to change its business practices, including its data practices, in a manner adverse to its business. Additionally, any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies, could result in additional cost and liability to us, damage its reputation, inhibit sales and adversely affect its business. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of its products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations and standards related to the internet, its business may be harmed.

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
We have concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the existence of material weaknesses in such controls. We have also concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A of this Annual Report. Although we have initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. Moreover, we project that the aforesaid material weakness may exist over years before being remediated. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.
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

For our sales in the PRC, at present, a substantial part of our sales are settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividends or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell, or remit foreign currencies after providing valid commercial documents, at those banks in the PRC authorized to conduct foreign exchange business. In addition, foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE PRC and other relevant PRC governmental authorities and companies are required to open and maintain separate foreign exchange accounts for capital account items. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries. Recent volatility in the RMB foreign exchange rate as well as capital flight out of the PRC may lead to further foreign exchange restrictions and policies or practices which adversely affect our operations and ability to convert RMB. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.
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
We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. A material portion of our operations is located in the PRC. Since such operations and business take place outside of the United States, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. Furthermore, our SEC reports and other disclosure and public announcements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings is not subject to the review of the CSRC or CAC. Accordingly, you should review our SEC reports, filings, and our other public announcements with the understanding that no local regulator has done any due diligence on our Company and with the understanding that none of our SEC reports, other filings, or any of our other public announcements has been reviewed or otherwise been scrutinized by any local regulator.
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
In light of recent events indicating greater oversight by PRC regulators for some companies seeking to list on a foreign exchange, we may be subject to a variety of PRC laws and other obligations regarding data protection and other rules, and any failure to comply with applicable laws and obligations could have a material and adverse effect on our business, financial condition, and results of operations.
Even though we and our PRC subsidiaries are not currently subject to PRC laws relating to approvals or permissions for our listing, PRC regulators have generally increased their oversight applicable to companies seeking to list on a foreign exchange in recent years. These laws and regulations continue to develop, and PRC government authorities may adopt other rules and restrictions in the future. Any non-compliance with existing or future requirements could result in penalties or other significant legal liabilities.
The CAC and other twelve Governmental Agencies issued the Measures for Cybersecurity Review on December 28, 2021, which became effective on February 15, 2022 (“Cybersecurity Review Measures”). Pursuant to the Cybersecurity Review Measures, if any of the following circumstances exist, operators of networks are required to apply with the Office of Cybersecurity Review to conduct a cybersecurity review: (a) the operators possess over one million individuals’ personal information and seek to list securities overseas; (b) the operators are deemed as critical information infrastructure operators and intend to purchase internet products and services that will or may affect national security; and (c) the operators carry out any data processing activities which affect or may affect PRC national security. As of the date of this report, none of the aforesaid circumstances are applicable in the case of any of our PRC subsidiaries, and therefore our PRC subsidiaries are not required to conduct a cybersecurity review with the CAC. However, the Cybersecurity Review Measures are relatively new and there remains some uncertainty as to how the Cybersecurity Review Measures may be interpreted or implemented, as well as uncertainty as to whether any PRC government authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation measures related to the Cybersecurity Review Measures. Accordingly, at this time, there is ultimately no way to assure that PRC government authorities will take the same view as we do with respect to whether our PRC subsidiaries may be required to complete cybersecurity review procedures.
As of the date of this report, we have not received any notice from any authorities identifying us or our PRC subsidiaries as a critical information infrastructure or requiring us to undertake a cybersecurity review by the CAC or the cybersecurity review office. Further, we have not been subject to any penalties, fines, suspensions, investigations from any competent authorities for violation of the regulations or policies that have been issued by the CAC to date. We believe that neither we nor our PRC subsidiaries are subject to cybersecurity review requirements, given that none of our PRC subsidiaries engaged in any operation of information infrastructure or any data processing activities which affect or may affect PRC national security, nor possesses personal information related to over one million individuals. However, there remains uncertainty as to how relevant regulations will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation measures. If any such new laws, regulations, rules, or implementation and interpretation measures come into effect, we expect to take all reasonable measures and actions to comply but any such future laws, regulations or review could be time consuming and costly to comply with, and could have a material impact on our operations and financial results, as well as those of PRC subsidiaries.
If our PRC subsidiaries fail to obtain and maintain the requisite licenses and approvals required for their business in China, or if our PRC subsidiaries are required to take actions that are time-consuming or costly, their business, financial condition, and results of operations may be materially and adversely affected.
We have determined that our PRC subsidiaries have obtained all material licenses, approvals, and filings covering their operations in the PRC, including business licenses from the relevant local branches of the SAMR, filings with relevant local branches of MOFCOM, registrations with PRC tax authorities, filings with PRC customs for carrying out export and import business activities and registrations with relevant branches of the SAFE PRC for the ability to receive funds from offshore entities and transfer funds to offshore entities. These approvals and filings are essential to the operation of the business of our PRC subsidiaries. However, because local regulations may change from time to time, our PRC subsidiaries cannot ensure they will be able to obtain or maintain all necessary licenses, approvals, or filings, or successfully renew these permits, approvals, or licenses in a timely manner. If our PRC subsidiaries fail to complete, obtain or maintain any of the required licenses or approvals or make their necessary filings, or inadvertently conclude that any permissions or approvals are not required, then our PRC subsidiaries could be subject to various administrative penalties, governmental investigations, or enforcement actions, fines, suspension of operations, or be prohibited from engaging in relevant business. As a result, the business and operations of our PRC subsidiaries and financial condition would be materially and adversely affected, which could significantly limit our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.
Our decision to restructure our operations in China may impact the value of our securities or render them worthless.
On September 12, 2022, our Board authorized the Company’s management to pursue a plan to restructure the Company’s operations in China. Although our Board believes that such a decision will benefit the Company in the long run, the restructuring and potential curtailing of the entirety or a portion of our PRC operations generating significant revenue, and sacrificing potential business opportunities, may negatively impact the Company. As a result, our revenue, net losses, and cash flow may differ materially from previous years and the market price of our common stock may significantly decrease or become worthless.
Failure to complete the proposed restructuring could negatively impact our business, financial condition, results of operations, or the price of our common stock.
On September 12, 2022, the Board authorized the Company’s management to pursue a plan to restructure operations in China. The restructuring is anticipated to be complete no later than the fourth quarter of 2023. If the proposed restructuring is not consummated as anticipated, we may be subject to a number of adverse effects, including that the value of our common stock may be materially and adversely affected to the extent that the current market price reflects a market assumption that the proposed restructuring will be completed by the anticipated deadline; our operations may incur losses; and certain costs related to the restructuring (such as legal, accounting, financial advisory and printing fees) will need to be paid even if the restructuring is not completed. Even if this restructuring is implemented successfully and on schedule, there might also be other issues and negative consequences arising from this restructuring such as a loss of continuity, a loss of customer base, internal control issues, changes in employee structure as well as other unexpected consequences, any of which may have a material adverse effect on our competitive position, business, financial condition and results of operations.
Although our audited financial statements are prepared by auditors that are currently subject to inspections by the PCAOB, there is no guarantee that future audit reports will be prepared by auditors that are subject to inspections by the PCAOB and, as such, future investors may be deprived of such inspections, which could result in limitations or restrictions to our access of the U.S. capital markets. Furthermore, trading in our securities may be prohibited under the HFCA Act or the Accelerating HFCA Act if the SEC subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely, and as a result, U.S. national securities exchanges, such as the Nasdaq, may determine to delist our securities.
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
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular, China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress which, if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed EQUITABLE Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the Nasdaq of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. On May 20, 2020, the U.S. Senate passed the HFCA Act, which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The U.S. House of Representatives passed the HFCA Act on December 2, 2020, and the HFCA Act was signed into law on December 18, 2020. Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCA Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. The SEC adopted rules to implement the AHFCA Act and, pursuant to the AHFCA Act, the PCAOB has issued its report notifying the SEC of its determination that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong. On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the HFCA ACT. Rule 6100 provides a framework for the PCAOB to use to determine whether it is unable to inspect or investigate registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA ACT. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate. On December 16, 2021, the PCAOB issued a report on its determinations that the Board is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by PRC authorities in those jurisdictions. The Board made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCA ACT.
On August 26, 2022, the CSRC, MOF, and the PCAOB signed a protocol, governing inspections and investigations of audit firms based in China and Hong Kong, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. On December 15, 2022, the PCAOB determined that it was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. The PCAOB vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB may consider the need to issue a new determination.
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

Ideanomics expects to incur substantial expenses related integrating VIA subsequent to the merger.

Ideanomics expects to incur substantial expenses in connection with integrating the business, operations, networks, systems, technologies, policies and procedures of VIA with those of Ideanomics. While Ideanomics has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of its integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses could be greater or could be incurred over a longer period of time than Ideanomics currently expects.

Following the merger, Ideanomics and VIA may be unable to successfully integrate their businesses and realize the anticipated benefits of the merger.

The proposed transaction involves the merger of two companies which currently operate as independent companies. The combined company will be required to devote significant management attention and resources to integrating the business practices and operations of Ideanomics and VIA in order to effectively realize synergies as a combined company, including opportunities to reduce combined costs, and reduce combined capital expenditures compared to both companies’ standalone plans. Potential difficulties the combined company may encounter in the integration process include the following:
•the inability to successfully combine the businesses of Ideanomics and VIA in a manner that permits the combined company to realize the growth, operations and cost synergies anticipated to result from the merger, which would result in the anticipated benefits of the merger, including projected financial targets, not being realized in the time frames currently anticipated or previously disclosed or at all;
•the additional complexities of combining two companies with different histories, regulatory restrictions, operating structures and markets
•the failure to retain key employees of either of the two companies;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and
•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to achieve the anticipated benefits of the merger, or could otherwise adversely affect the business and financial results of the combined company.

The market price of Ideanomics common stock may decline as a result of the VIA Merger, and the issuance of shares of Ideanomics stock to VIA stockholders in the merger may have a negative impact on Ideanomics’ financial results, including earnings per share.

The market price of Ideanomics common stock may decline as a result of the VIA Merger, and holders of Ideanomics common stock (including holders of VIA common stock who received Ideanomics common stock and preferred stock in the Merger) could see a decrease in the value of their investment in Ideanomics stock, if, among other things, Ideanomics and the surviving company are unable to achieve the expected growth in earnings, or if the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the merger are not realized, or if the Merger and integration-related costs related to the merger are greater than expected. The market price of Ideanomics common stock may also decline if Ideanomics does not achieve the anticipated benefits of the Merger as rapidly or to the extent expected by financial or industry analysts or if the effects of the merger on Ideanomics’ financial position, results of operations or cash flows are not otherwise consistent with the expectations of financial or industry analysts. The issuance of shares of Ideanomics common stock in the merger could on its own have the effect of depressing the market price for Ideanomics common stock. In addition, some VIA stockholders may decide not to continue to hold the shares of Ideanomics common stock they receive as a result of the merger, and any such sales of Ideanomics common stock could have the effect of depressing the market price for Ideanomics common stock. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, Ideanomics common stock, regardless of the actual operating performance of Ideanomics or the surviving company following the completion of the merger.

The combined company operates in a highly competitive market against a large number of both established competitors and new market entrants, and many market participants have substantially greater resources than the combined company.

Both the automobile industry generally, and the EV segment in particular, are highly competitive, and the combined company will be competing for sales with both ICE vehicles and EVs. Many of the combined company’s current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than the combined company does and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. The combined company expects competition for EVs to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service, and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect the combined company’s business, financial condition, operating results, and prospects.

The combined company’s EV products will compete for market share with vehicles powered by other vehicle technologies that may prove to be more attractive than that of the combined company’s. Such competition may ultimately impair the combined company’s business and revenue.

The combined company’s target market for EV products is serviced by manufacturers with existing customers and suppliers using proven and widely accepted fuel technologies. Additionally, its competitors are working on developing technologies that may be introduced in its target market. If any of these alternative technology vehicles can provide lower fuel costs, greater efficiencies, greater reliability or otherwise benefit from other factors resulting in an overall lower total cost of ownership, this may negatively affect the commercial success of the combined company’s products or make its products uncompetitive or obsolete.

The combined company may not be able to compete successfully in the market as a result of rapid changes in EV technology and the entrance of new and existing, larger manufacturers into the EV space.

The combined company’s products will be designed for use with, and depend upon, existing vehicle technology. As new companies and larger, existing vehicle manufacturers enter the EV space, the combined company may lose any technological advantage it may have had in the marketplace and suffer a decline in its position in the market. As technologies change, the combined company plans to upgrade or adapt its products to continue to provide products with the latest technology. However, the combined company’s products may become obsolete or the combined company’s research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology to effectively compete. As a result, the combined company’s potential inability to adapt and develop the necessary technology may harm the combined company’s competitive position.

The combined company intends to target potential customers that are large corporations with substantial negotiating power, exacting product, quality and warranty standards and potentially competitive internal solutions.

Many of the combined company’s potential customers are large, multinational corporations with substantial negotiating power relative to it and, in some instances, that may have internal solutions that are competitive to the combined company’s products. These large, multinational corporations also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of the combined company’s time and resources. The combined company cannot assure you that its products will secure design wins from these or other companies or that it will generate meaningful revenue from the sales of its products to these key potential customers. If the combined company’s products are not selected by these large corporations or if these corporations develop or acquire competitive technology, it will have an adverse effect on the combined company’s business. In addition, if the combined company is unable to sell its products to such potential customers on certain terms, its prospects and results of operations may be adversely affected.

The automotive industry and the combined company’s technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our EVs.

The combined company may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, ethanol, hybrids, fuel cells, including liquid hydrogen, or compressed natural gas, improvements in battery technologies utilized by its competitors or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways it does not currently anticipate. Any failure by the combined company to successfully react to changes in existing technologies could materially harm our competitive position and growth prospects.

Other Risks

VIA is an early-stage company with a history of losses, and expects to incur significant expenses and continuing losses for the foreseeable future.

VIA has incurred losses in the operation of its business related to research and development activities since its inception. VIA anticipates that its expenses will increase and that it will continue to incur losses in the future until at least the time it begins significant deliveries of its vehicles, which is not expected to occur before late 2023. Even if VIA is able to successfully develop and sell or lease its vehicles, there can be no assurance that they will be commercially successful and achieve or sustain profitability.

VIA expects the rate at which it will incur losses to be significantly higher in future periods as it, among other things, designs, develops and manufactures its vehicles; builds up inventories of parts and components for its vehicles; increases its sales and marketing activities, develops its distribution infrastructure; and increases its general and administrative functions to support its growing operations. VIA may find that these efforts are more expensive than it currently anticipates or that these efforts may not result in revenue, which would further increase VIA’s losses.

VIA has a limited operating history and has manufactured and sold a minimal number of lighter duty production vehicles to customers and may never develop or manufacture any future vehicles.

VIA was incorporated in 2014 and has a limited operating history in the automobile industry, which is continuously evolving, and has generated minimal revenue to date. VIA’s vehicles are in the development stage and VIA does not expect to begin significant deliveries of its vehicles until at least late 2023, if at all. VIA has no experience as an organization in high-volume manufacturing of the planned electric commercial vehicles. In addition, as a result of our limited operating history, as well as the limited financing we have received, our management concluded that there was substantial doubt about our ability to continue as a going concern.

As VIA attempts to transition from research and development activities to commercial production and sales, it is difficult, if not impossible, to forecast VIA’s future results, and VIA has limited insight into trends that may emerge and affect VIA’s business. The estimated costs and timelines that VIA has developed to reach full-scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. There can be no assurance that VIA’s estimates related to the costs and timing necessary to complete design and engineering of its electric commercial vehicles and to tool its factories will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. For example, VIA may experience higher raw material waste in the composite process than it expects, resulting in higher operating costs and hampering its ability to be profitable.

We cannot assure you that VIA or its partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable VIA to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market its electric commercial vehicles. Until such time as, and if, we obtain rights to a manufacturing site with sufficient manufacturing capability and process to meet our current business plan, we are unable to manufacture vehicles in sufficient quantities required for entrance into the marketplace. You should consider VIA’s business and prospects in light of the risks and significant challenges it faces as a new entrant into its industry, including, among other things, with respect to its ability to:
•design and produce safe, reliable and quality vehicles on an ongoing basis;
•obtain the necessary regulatory approvals in a timely manner;
•build a well-recognized and respected brand;
•establish and expand its customer base;
•successfully market not just VIA’s vehicles but also the other services it intends to or may provide;
•successfully service its vehicles after sales and maintain a good flow of spare parts and customer goodwill;
•improve and maintain its operational efficiency;
•execute and maintain a reliable, secure, high-performance and scalable technology infrastructure;
•predict its future revenues and appropriately budget for its expenses;
•attract, retain and motivate talented employees;
•anticipate trends that may emerge and affect its business;

•anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and
•navigate an evolving and complex regulatory environment.

If VIA fails to adequately address any or all of these risks and challenges, its business may be materially and adversely affected.

In addition, VIA has engaged in limited marketing activities to date, so even if VIA is able to bring its electric commercial vehicles to market on time and on budget, there can be no assurance that fleet customers will embrace VIA’s products in significant numbers. Market conditions, many of which are outside of VIA’s control and subject to change, including general economic conditions, the availability and terms of financing, the impacts and ongoing uncertainties created by the COVID-19 pandemic, fuel and energy prices, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for VIA’s electric commercial vehicles, and ultimately VIA’s success.

VIA does not currently have any binding orders, and there is no assurance that its non-binding pre-orders will be converted into binding orders or sales.

VIA’s business model is focused on building relationships with fleet customers, fleet management companies and dealers. To date, VIA has engaged in limited marketing activities and does not have any binding contracts with customers. The non-binding pre-orders may not be converted into binding orders or sales. Until such time that the design and development of VIA’s vehicles are complete, VIA’s vehicles are commercially available for purchase and VIA is able to scale up its marketing function to support sales, there will be uncertainty as to customer demand for VIA’s vehicles. A long wait time from the time a pre-order is made until the delivery of VIA’s vehicles is possible, and any delays beyond expected wait times could adversely impact user decisions on whether to ultimately make a purchase. Even if VIA is able to obtain binding orders, customers may limit their volume of purchases initially as they assess VIA’s vehicles and whether to make a broader transition to electric vehicles. This may be a long process and will depend on the safety, reliability, efficiency and quality of VIA’s vehicles. It will also depend on factors outside of VIA’s control, such as general market conditions and broader trends in fleet management and vehicle electrification that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for VIA’s vehicles and the sales that it will be able to achieve.

Certain of VIA’s strategic, development and deployment arrangements could be terminated or may not materialize into long-term contract arrangements and may restrict or limit VIA from developing electric commercial vehicles with other strategic partners.

VIA has arrangements with strategic, development and deployment partners and collaborators. Some of these arrangements are evidenced by memorandums of understanding, non-binding letters of intent, early stage agreements that are used for design and development purposes but will require renegotiation at later stages of development or production or master agreements that have yet to be implemented under separately negotiated statements of work, each of which could be terminated or may not materialize into next-stage or binding contracts or long-term contract arrangements. In addition, VIA does not currently have arrangements in place that will allow it to fully execute its business plan, including, without limitation, final supply and manufacturing agreements and fleet service and management agreements. Moreover, existing or future arrangements may contain limitations on VIA’s ability to enter into strategic, development and deployment arrangements with other partners. If VIA is unable to maintain such arrangements and agreements, or if such agreements or arrangements contain other restrictions from or limitations on developing electric commercial vehicles with other strategic partners, its business, prospects, financial condition and operating results may be materially and adversely affected.

VIA may encounter obstacles outside of its control that slow market adoption of electric commercial vehicles, such as regulatory requirements or infrastructure limitations.

VIA’s growth is highly dependent upon the adoption of electric commercial vehicles by the commercial and municipal fleet industry. The target demographics for VIA’s electric commercial vehicles are highly competitive. If the market for electric commercial vehicles does not develop at the rate or in the manner or to the extent that VIA expects, or if critical assumptions VIA has made regarding the efficiency of its electric commercial vehicles are incorrect or incomplete, VIA’s business, prospects, financial condition and operating results could be harmed. The fleet market for electric commercial vehicles is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.

VIA’s growth depends upon its ability to maintain its relationships with existing suppliers and to source new suppliers for its supply chain, while effectively managing the risks stemming from such relationships.

VIA’s growth is partially dependent upon its ability to enter into supplier agreements and maintain its relationships with suppliers who are critical and necessary to the output and production of VIA’s vehicles.

The supply agreements VIA has or may enter into with key suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. If these suppliers become unable to provide or experience delays in providing components or the supply agreements are terminated, it may be difficult to find replacement components. Changes in business conditions, pandemics, governmental changes, and other factors beyond VIA’s control or that VIA does not presently anticipate could affect VIA’s ability to receive components from VIA’s suppliers.

VIA also relies on a small group of suppliers to provide VIA with the components for VIA’s vehicles. While VIA seeks to obtain raw materials and components from multiple sources whenever possible, some of the raw materials and components used in its vehicles will be purchased by VIA from a single or limited source. VIA may be unable to obtain or engineer replacement raw materials and components for its single or limited source raw materials and components in the short term, or at all, at prices or quality levels that are acceptable to it, leaving VIA susceptible to supply shortages, long lead times for components and cancellations and supply changes. In addition, VIA could experience delays if its suppliers do not meet agreed upon timelines or experience capacity constraints.

VIA has not secured supply agreements for its components. VIA may be at a disadvantage in negotiating supply agreements for the production of its vehicles due to its limited operating history. In addition, there is the possibility that finalizing the supply agreements for the parts and components of VIA’s vehicles will cause significant disruption to VIA’s operations, or such supply agreements could be at costs that make it difficult for VIA to operate profitably.

If VIA does not enter into long-term supply agreements with guaranteed pricing for critical parts or components, VIA may be exposed to fluctuations in components, materials and equipment prices. Substantial increases in the prices for such components, materials and equipment would increase VIA’s operating costs and could reduce VIA’s margins if VIA cannot recoup the increased costs. Any attempts to increase the announced or expected prices of VIA’s vehicles in response to increased costs could be viewed negatively by VIA’s potential customers and could adversely affect VIA’s business, prospects, financial condition or operating results.

We will rely on complex machinery for our operations, and production of the VIA Vehicles will involve a significant degree of risk and uncertainty in terms of operational performance and costs.

We will rely on complex machinery for our operations, and any production of the VIA vehicles will involve a significant degree of risk and uncertainty in terms of operational performance and costs. Any manufacturing facility will consist of large-scale machinery combining many components. These components are likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and will be influenced by factors outside of our control, such as, but not limited to, the scarcity of natural resources, environmental hazards and remediation, costs associated with the decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, fire, and seismic activity and natural disasters. Should operational risks materialize, they may result in personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We may experience delays in realizing our projected timelines and cost and volume targets for the production, launch and ramp up of production of the VIA Vehicles and the modification of any manufacturing facility, which could adversely impact our business, prospects, financial condition, and results of operations.

We have no experience in the mass manufacturing the VIA vehicles. Our business depends on our ability to develop, manufacture, market and sell the VIA vehicles. Any delay in the financing, design, manufacture and launch of the VIA vehicles, including the obtaining of rights to a manufacturing facility, could materially damage our business, prospects, financial condition, and results of operations. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we experience delays in the modification of the any facility or delays in the launch of the vehicles, our growth prospects could be adversely affected. We expect to rely on third party suppliers to develop and provide many of the key components and materials used in the VIA vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components for a number of reasons, we could experience delays in meeting our projected timelines.

Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, could harm Ideanomics Mobility's business.

Ideanomics Mobility and its suppliers may experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact Ideanomics Mobility’s business, prospects, financial condition and operating results. Ideanomics Mobility and its suppliers use various materials in their businesses and products, including for example lithium-ion battery cells and steel, and the prices for these materials fluctuate. The available supply of these materials may be unstable, depending on market conditions and global demand, including as a result of increased production of electric commercial vehicles by Ideanomics Mobility’s competitors, and could adversely affect Ideanomics Mobility’s business and operating results. For instance, Ideanomics Mobility is exposed to multiple risks relating to lithium-ion battery cells. These risks include:

•an increase in the cost, or decrease in the available supply, of materials used in the cells;
•disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers; and
•fluctuations in the value of any foreign currencies in which battery cell and related raw material purchases are or may be denominated against the purchasing entity’s operating currency.

Ideanomics Mobility’s business is dependent on the continued supply of battery cells for the battery packs used in Ideanomics Mobility’s electric vehicles. We may have limited flexibility in changing its supplier in the event of any disruption in the supply of battery cells which could disrupt production of our electric vehicles. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials or prices charged to Ideanomics Mobility, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce its margins if the increased costs cannot be recouped through increased commercial vehicle sales prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and therefore materially and adversely affect our brands, image, business, prospects and operating results.

VIA currently targets many customers, suppliers and partners that are large corporations with substantial negotiating power, exacting product, quality and warranty standards and potentially competitive internal solutions. If VIA is unable to sell its products to these customers or is unable to enter into agreements with suppliers and partners on satisfactory terms, its prospects and results of operations may be adversely affected.

Many of VIA’s current and potential customers, suppliers and partners are large, multinational corporations with substantial negotiating power relative to it and, in some instances, may have internal solutions that are competitive to VIA’s products. These large, multinational corporations also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing design wins with any of these companies could require a substantial investment of VIA’s time and resources. VIA cannot assure you that its products will secure design wins from these or other companies or that it will generate meaningful revenue from the sales of its products to these key potential customers. If VIA’s products are not selected by these large corporations or if these corporations develop or acquire competitive technology, it may have an adverse effect on VIA’s business.

As VIA expands into new territories, it may encounter stronger market resistance than it currently expects, including from incumbent competitors in those territories.

VIA will face risks associated with any potential expansion of its operations into new territories, including possible unfavorable regulatory, political, tax and labor conditions, which could harm its business. In addition, in certain of these markets, VIA may encounter incumbent competitors with established technologies and customer bases, lower prices or costs, and greater brand recognition. VIA anticipates having international operations and subsidiaries that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. However, VIA has no experience to date selling or leasing and servicing its vehicles internationally, and such expansion would require VIA to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. These risks include:
•conforming VIA’s electric commercial vehicles to various international regulatory requirements where its electric commercial vehicles are sold, which requirements may change over time;

•difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell or service its electric commercial vehicles in any of these jurisdictions;
•difficulty in staffing and managing foreign operations;
•difficulties attracting customers in new jurisdictions;
•foreign government taxes, regulations and permit requirements, including foreign taxes that VIA may not be able to offset against taxes imposed upon VIA in the U.S.;
•a heightened risk of failure to comply with corporation and employment tax laws
•fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities VIA undertakes;
•U.S. and foreign government trade restrictions, tariffs and price or exchange controls;
•foreign labor laws, regulations and restrictions;
•changes in diplomatic and trade relationships;
•political instability, natural disasters, global health concerns, including health pandemics such as the COVID-19 pandemic, war or events of terrorism; and
•the strength of international economies.

If VIA fails to successfully address these risks, VIA’s business, prospects, financial condition and operating results could be materially harmed.

VIA has grown its business rapidly, and expects to continue to expand its operations significantly. Any failure to manage its growth effectively could adversely affect its business, prospects, operating results and financial condition.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, financial condition, and results of operations. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. However, we have no experience in manufacturing the VIA vehicles. There can be no assurance that we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes or reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market the VIA vehicles. Any failure to develop such manufacturing capabilities and processes within our projected costs and timelines could stunt our growth and impair our ability to produce, market, service and sell the VIA vehicles successfully. Further, we will need to hire and train sufficient personnel and develop management, financial, accounting, information and operating systems to support our current operations and our expected growth in accordance with our business plan.

Any failure to manage VIA’s growth effectively could materially and adversely affect VIA’s business, prospects, operating results and financial condition. VIA intends to expand its operations significantly. VIA expects its future expansion to include:

• expanding the management team;

• hiring and training new personnel;

• leveraging consultants to assist with company growth and development;

• forecasting production and revenue;

• controlling expenses and investments in anticipation of expanded operations;

• establishing or expanding design, production, sales and service facilities;

• implementing and enhancing administrative infrastructure, systems and processes; and

• expanding into new markets.

VIA intends to continue to hire a significant number of additional personnel, including software engineers, design and production personnel and service technicians for its electric commercial vehicles. Because VIA’s electric commercial vehicles are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in electric commercial vehicles may not be available to hire, and as a result, VIA will need to expend significant time and expense training any newly hired employees. Competition for individuals with experience designing, producing and servicing electric commercial vehicles and their software is intense, and VIA may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm VIA’s business, prospects, financial condition and operating results.

We may not be able to accurately estimate the supply and demand for the VIA vehicles, which could result in inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to certain of our suppliers in advance of the scheduled delivery of the VIA vehicles to our prospective customers. Currently, there is no historical basis for estimating the demand for the VIA vehicles, or our ability to develop, manufacture and deliver the VIA vehicles. If we overestimate our requirements, we may have excess inventory, which would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt the manufacture of the VIA vehicles and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of components in a timely manner, the delivery of VIA vehicles to customers could be delayed, which would harm our business, prospects, financial condition, and results of operations.

Our business may be adversely affected by labor and union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry and other industries in which we compete generally for many employees to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We may also directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results.

If we are unable to address the service requirements of our future customers, our business will be materially and adversely affected.

Demand for the VIA vehicles will depend, in part, on the availability of service support options. Servicing electric vehicles is different than servicing internal combustion engine or hybrid vehicles and requires specialized skills, including high voltage training and servicing techniques. As the VIA vehicles are not yet in production, we do not have experience servicing the VIA vehicles. We plan to provide service for the VIA vehicles in various ways, including through third-party service providers. Some potential customers may choose not to purchase the VIA vehicles because of the lack of a more widespread service network. If we are unable to satisfactorily service our future customers, our ability to generate customer loyalty, grow our business and sell the VIA vehicles could be impaired.

There are complex software and technology systems that need to be developed in coordination with vendors and suppliers in order to reach production for VIA’s electric commercial vehicles, and there can be no assurance such systems will be successfully developed.

VIA’s vehicles will use a substantial amount of third-party and in-house software codes and complex hardware to operate. The development of such advanced technologies is inherently complex, and VIA will need to coordinate with its vendors and suppliers in order to reach production for its electric commercial vehicles. Defects and errors may be revealed over time and VIA’s control over the performance of third-party services and systems may be limited. Thus, VIA’s potential inability to develop the necessary software and technology systems may harm its competitive position.

VIA relies on third-party suppliers to develop a number of emerging technologies for use in its products, including lithium-ion battery technology. These technologies are not currently, and may not ever be, commercially viable. There can be no assurances that VIA’s suppliers will be able to meet the technological requirements, production timing, and volume requirements to support its business plan. In addition, the technology may not comply with the cost, performance useful life and warranty characteristics VIA anticipates in its business plan. As a result, VIA’s business plan could be significantly impacted, and VIA may incur significant liabilities under warranty claims which could adversely affect its business, prospects and results of operations.

The discovery of defects in VIA’s vehicles may result in delays in new model launches, recall campaigns or increased warranty costs. Additionally, discovery of such defects may result in a decrease in the residual value of its vehicles, which may materially harm its business.

VIA’s electric commercial vehicles may contain defects in design and production that may cause them not to perform as expected or may require repair. Vehicle manufacturers are required to remedy defects related to vehicle safety and emissions through recall campaigns, and must recall vehicles if they determines that they do not comply with any applicable FMVSS. In addition, if a vehicle manufacturer determines that a safety or emissions defect or a non-compliance exists with respect to certain of its vehicles prior to the start of production, the launch of such vehicle could be delayed until the manufacturer remedies the defect or non-compliance. The costs associated with any protracted delay in new model launches necessary to remedy such defect, and the cost of providing a free remedy for such defects or non-compliance in vehicles that have been sold, could be substantial. VIA will also be obligated under the terms of its vehicle warranty to make repairs or replace parts in its vehicles at its expense for a specified period of time. Therefore, any failure rate that exceeds VIA’s assumptions may result in unanticipated losses.

VIA’s products (including vehicles and components) have not completed testing and VIA currently has a limited frame of reference by which to evaluate the performance of its electric commercial vehicles upon which its business prospects depend. There can be no assurance that VIA will be able to detect and fix any defects in its electric commercial vehicles. VIA may experience recalls in the future, which could adversely affect VIA’s brand and could adversely affect its business, prospects, financial condition and operating results. VIA’s electric commercial vehicles may not perform consistent with customers’ expectations or consistent with other vehicles which may become available. Any product defects or any other failure of VIA’s electric commercial vehicles and software to perform as expected could harm VIA’s reputation and result in a significant cost due to warranty replacement and other expenses, a loss of customer goodwill due to failing to meet maintenance targets in VIA’s total cost of ownership calculations, adverse publicity, lost revenue, delivery delays, product recalls and product liability claims and could have a material adverse impact on VIA’s business, prospects, financial condition and operating results. Additionally, discovery of such defects may result in a decrease in the residual value of VIA’s vehicles, which may materially harm its business. Moreover, problems and defects experienced by other electric vehicle companies could by association have a negative impact on perception and customer demand for VIA’s electric commercial vehicles.

Insufficient warranty reserves to cover future warranty claims could adversely affect our business, prospects, financial condition, and results of operations.

Once the VIA vehicles are in production, we will need to maintain warranty reserves to cover any warranty-related claims. If our warranty reserves are inadequate to cover such future warranty claims, our business, prospects, financial condition, and results of operations could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then existing warranty reserves will be sufficient to cover all claims.

VIA may become subject to product liability claims, which could harm its financial condition and liquidity if it is not able to successfully defend or insure against such claims.

Product liability claims, even those without merit or those that do not involve VIA’s products, could harm VIA’s business, prospects, financial condition and operating results. The automobile industry in particular experiences significant product liability claims, and VIA faces inherent risk of exposure to claims in the event VIA’s electric commercial vehicles do not perform or are claimed to not have performed as expected. As is true for other commercial vehicle suppliers, VIA expects in the future that its electric commercial vehicles may be involved in crashes resulting in death or personal injury. Additionally, product liability claims that affect VIA’s competitors may cause indirect adverse publicity for VIA and its products. A successful product liability claim against VIA could require VIA to pay a substantial monetary award. VIA’s risks in this area are particularly pronounced given the stage of development. Moreover, a product liability claim against VIA or its competitors could generate substantial negative publicity about VIA’s products and business and could have a material adverse effect on VIA’s brand, business, prospects, financial condition and operating results.

VIA may incur significant costs and expenses in connection with protecting and enforcing its intellectual property rights, including through litigation. Additionally, even if VIA is able to take measures to protect its intellectual property, third parties may independently develop technologies that are the same or similar to VIA.

VIA may not be able to prevent others from unauthorized use of its intellectual property, which could harm its business and competitive position. VIA relies on a combination of trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses, and other contractual rights to establish and protect its rights in its technology. Despite VIA’s efforts to protect its proprietary rights, third parties may attempt to copy or otherwise obtain and use VIA’s intellectual property or seek court declarations that they do not infringe upon its intellectual property rights. Monitoring unauthorized use of VIA’s intellectual property is difficult and costly, and the steps VIA has taken or will take may not prevent misappropriation. From time to time, VIA may have to resort to litigation to enforce its intellectual property rights, which could result in substantial costs and diversion of its resources.

Patent, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, VIA’s intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect VIA’s intellectual property rights could result in its competitors offering similar products, potentially resulting in the loss of some of VIA’s competitive advantage and a decrease in its revenue which, would adversely affect its business, prospects, financial condition and operating results.

VIA’s vehicles will make use of lithium-ion battery cells, which can be dangerous under certain circumstances, including the possibility that such cells catch fire or vent smoke and flame.

The battery packs within VIA’s electric commercial vehicles will make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of VIA’s vehicles or other battery packs that it produces could occur, which could subject VIA to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve VIA’s vehicles, could seriously harm its business and reputation.

In addition, VIA intends to store its battery packs in its factories prior to installation in its electric commercial vehicles. Any mishandling of battery cells may cause disruption to the operation of VIA’s factories. While VIA has implemented safety procedures related to the handling of the cells, a safety issue or fire related to the cells could disrupt its operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for VIA and its products. Such adverse publicity could negatively affect VIA’s brand and harm its business, prospects, financial condition and operating results.

We are highly dependent upon the global transportation infrastructure to receive components and parts and/or to ship our products; delays in these shipments could adversely affect our business, prospects, financial condition, and results of operations.

We are highly dependent upon the global transportation systems we use to receive components and parts and to ship our products, including surface, ocean and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters and congestion resulting from higher shipping volumes. If surface, ocean, and/or air freight transit times or delivery times increase unexpectedly for any reason, our ability to deliver products and/or receive components and parts on time would be materially adversely affected and result in delayed or lost revenue. In addition, if increases in fuel prices occur, our transportation costs would likely increase. A prolonged transportation disruption or a significant increase in the cost of freight could materially adversely affect our business, prospects, financial condition, and results of operations.

VIA may not succeed in establishing, maintaining and strengthening its brand, which would materially and adversely affect customer acceptance of its vehicles and components and its business, revenues and prospects.

VIA’s business and prospects heavily depend on its ability to develop, maintain and strengthen the VIA brand. If VIA is not able to establish, maintain and strengthen its brand, it may lose the opportunity to build a critical mass of customers. VIA’s ability to develop, maintain and strengthen the VIA brand will depend heavily on the success of its marketing efforts. The electric vehicle industry is intensely competitive, and VIA may not be successful in building, maintaining and strengthening its brand. VIA’s current and potential competitors, particularly electric vehicle manufacturers headquartered in the United States, Japan, the European Union and China, have greater name recognition, broader customer relationships and substantially greater marketing resources than VIA does. If VIA does not develop and maintain a strong brand, its business, prospects, financial condition and operating results will be materially and adversely impacted.

VIA is likely to face competition from a number of sources, which may impair its revenues, increase its costs to acquire new customers, and hinder its ability to acquire new customers.

The vehicle electrification market has expanded significantly since VIA was founded. The commercial vehicle electrification market in which VIA operates features direct competition which includes traditional vehicle manufacturers producing electric commercial vehicles that have historically focused on the consumer market, including but not limited to Daimler AG, Volkswagen, Fiat, Ford and General Motors and electrification solution providers such as Rivian, Hyliion, Workhorse Group Inc., Nikola, Proterra, Arrival and Evobus, possibly expanding into the commercial markets. If these companies or other vehicle manufacturers or providers of electrification solutions expand into the commercial markets, VIA will face increased direct competition, which may impair VIA’s revenue, increase its costs to acquire new customers, hinder its ability to acquire new customers, have a material adverse effect on VIA’s product prices, market share, revenue and profitability.

VIA may not be able to accurately estimate the supply and demand for its vehicles, which could result in a variety of inefficiencies in its business and hinder its ability to generate revenue. If it does fail to accurately predict its manufacturing requirements, it could incur additional costs or experience delays.

It is difficult to predict VIA’s future revenues and appropriately budget for its expenses, and VIA may have limited insight into trends that may emerge and affect its business. VIA will be required to provide forecasts of its demand to its suppliers several months prior to the scheduled delivery of products to its prospective customers. Currently, there is no historical basis for making judgments on the demand for VIA’s vehicles or its ability to develop, manufacture, and deliver vehicles, or VIA’s profitability in the future. If VIA overestimates its requirements, its suppliers may have excess inventory, which indirectly would increase VIA’s costs. If VIA underestimates its requirements, its suppliers may have inadequate inventory, which could interrupt manufacturing of its products and result in delays in shipments and revenues. In addition, lead times for materials and components that VIA’s suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If VIA fails to order sufficient quantities of product components in a timely manner, the delivery of vehicles to its customers could be delayed, which would harm VIA’s business, financial condition and operating results.

VIA’s electric commercial vehicles will compete for market share with vehicles powered by other vehicle technologies that may prove to be more attractive than VIA’s vehicle technologies.

VIA’s target market currently is serviced by manufacturers with existing customers and suppliers using proven and widely accepted fuel technologies. Additionally, VIA’s competitors are working on developing technologies that may be introduced in VIA’s target market. Similarly, improvement in competitor performance or technology may result in the infrastructure required to operate VIA vehicles, such as for charging, becoming comparatively expensive and reducing the economic attractiveness of its vehicles. If any of these alternative technology vehicles can provide lower fuel costs, greater efficiencies, greater reliability or otherwise benefit from other factors resulting in an overall lower total cost of ownership, this may negatively affect the commercial success of VIA’s vehicles or make VIA’s vehicles uncompetitive or obsolete.

If any of VIA’s suppliers become economically distressed or go bankrupt, VIA may be required to provide substantial financial support or take other measures to ensure supplies of components or materials, which could increase its costs, affect its liquidity or cause production disruptions.

VIA expects to purchase various types of equipment, raw materials and manufactured component parts from its suppliers. If these suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, VIA may be required to provide substantial financial support to ensure supply continuity or would have to take other measures to ensure components and materials remain available. Any disruption could affect VIA’s ability to deliver vehicles and could increase VIA’s costs and negatively affect its liquidity and financial performance.

VIA is subject to governmental export and import control laws and regulations. VIA’s failure to comply with these laws and regulations could have an adverse effect on its business, prospects, financial condition and operating results.

VIA’s products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities.

Exports of VIA’s products and technology must be made in compliance with these laws and regulations. For example, VIA may require one or more licenses to import or export certain vehicles, components or technologies to its research and development teams in various countries and may experience delays in obtaining the requisite licenses to do so. Audits in connection with the application for licenses may increase areas of noncompliance that could result in delays or additional costs. If VIA fails to comply with these laws and regulations, VIA and certain of its employees could be subject to additional audits, substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on VIA and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

As VIA expands, it may encounter unforeseen import/export charges, which could increase its costs and hamper its profitability. In addition, changes in VIA’s products or solutions or changes in applicable export or import laws and regulations may create delays in the introduction and sale of VIA’s products and solutions in new territories, increase costs due to changes in import and export duties and taxes, prevent VIA’s customers from deploying VIA’s products and solutions or, in some cases, prevent the export or import of VIA’s products and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of VIA’s products and solutions or in VIA’s decreased ability to export or sell its products and solutions to customers.

Any decreased use of VIA’s products and solutions or limitation on its ability to export or sell its products and solutions would likely adversely affect VIA’s business, prospects, financial condition and operating results.

We may be subject to damages resulting from claims that it or its employees have wrongfully used or disclosed alleged trade secrets of its employees’ former employers.

Many of our employees were previously employed by competitors or by suppliers to competitors. We may be subject to claims that it or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm its business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.
Increased safety, emissions, fuel economy or other regulations may result in higher costs, cash expenditures and/or sales restrictions.

The motorized vehicle industry is governed by a substantial amount of government regulation, which often differs by state and region. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment, vehicle safety and energy independence. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers and influencing the balance of payments. The cost to comply with existing government regulations is substantial, and future, additional regulations could have a substantial adverse impact on VIA’s financial condition. For example, VIA is, and will be, subject to extensive vehicle safety and testing and environmental regulations in the United States, Canada, Mexico and other jurisdictions in which it may sell its vehicles.

Any unauthorized control or manipulation of the information technology systems in our electric vehicles could result in loss of confidence in us and our electric vehicles and harm our business.

Our electric vehicles contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our electric vehicles and related systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, trucks and systems to gain control of or to change our electric vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in generated by the vehicles. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our electric vehicles, or any loss of customer data, could result in legal claims or proceedings and remediation of such problems could result in significant, unplanned capital expenditures. In addition, regardless of their veracity, reports of unauthorized access to our electric vehicles or data, as well as other factors that may result in the perception that our electric vehicles or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.

VIA does not currently have a third-party retail product distribution network.

Third-party dealer networks are the traditional method of vehicle sales distribution. However, VIA does not currently have a traditional third-party retail product distribution network and may sell directly to commercial fleet operators and fleet management companies. If VIA does not engage a traditional third-party retail product distribution network, it will have to build an in-house sales and marketing function at VIA, which may be expensive and time consuming. In addition, if VIA does not engage a traditional third-party retail product distribution network, the lack of such network may result in lost opportunities to generate sales and could limit VIA’s ability to grow. If VIA uses only an in-house sales and marketing team and such team is not effective, VIA’s results of operations and financial conditions could be adversely affected.

Our insurance strategy may not be adequate to protect itself from all business risks.

In the ordinary course of business, we may be subject to losses resulting from product liability, accidents, acts of God and other claims against us, for which we may have limited or no insurance coverage. We may not maintain as much insurance coverage as other OEMs do, and in some cases, we may not maintain any at all. Additionally, the policies that we do have may include significant deductibles, and we cannot be certain that its insurance coverage will be sufficient to cover all future claims against us. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition and operating results.

VIA does not currently offer leasing and financing options for its vehicles, and it may be unable to offer attractive leasing and financing options in the future, which would adversely affect consumer demand for its vehicles. In addition, offering leasing and financing options to customers in the future could expose VIA to credit risk.

VIA currently does not have any arrangements in place to provide leasing and financing options for the purchases of its vehicles and cannot provide any assurance that may have leasing and financing options available for its potential customers in the future. VIA believes that the ability to offer attractive leasing and financing options is particularly relevant to customers in the vehicle market in which it competes, and if it is unable to offer its customers an attractive option to finance the purchase of or lease its future vehicles, such failure could substantially reduce the population of potential customers and decrease demand for its vehicles and adversely affect its results of operation and financial condition.

If there is inadequate access to charging stations, VIA’s business could be materially and adversely affected.

Demand for VIA’s vehicles will depend in part on the availability of charging infrastructure as its vehicles will require the use of charging stations to recharge its batteries. VIA has not built, and currently does not plan to build, any commercial charging infrastructure, and VIA’s customers will have to rely on self-owned and publicly accessible charging infrastructure. While the prevalence of public charging stations has been increasing, they are significantly less widespread than gas stations. In addition, many of VIA’s potential customers do not currently have a sufficient self-owned charging infrastructure in place to meet their individual needs or expectations. As a result, some potential customers may choose not to purchase VIA’s vehicles because of the lack of a more widespread public charging infrastructure at the time of sale or the cost of installing a sufficient self-owned charging infrastructure, adversely affecting VIA’s growth, results of operation and financial condition.

Regulatory requirements may have a negative effect upon our business.

All vehicles sold must comply with international, federal and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The VIA vehicles will be subject to substantial regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. EPA, the NHTSA, the PHMSA and various state boards, and compliance certification is required for each new model year. These laws and standards are subject to change from time to time, and we could become subject to additional regulations in the future. In addition, federal, state and local laws and industrial standards for electric vehicles are still developing. Compliance with these regulations and standards could be challenging, burdensome, time consuming and expensive. If compliance results in delays or substantial expenses, our business, prospects, financial condition, and results of operations could be adversely affected.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
The Company has no unresolved Staff Comments.

ITEM 2.    PROPERTIES

We are headquartered in New York, New York. Our principal facilities include properties in North America, Europe and Asia for manufacturing and assembly, warehousing, engineering, retail and service locations and administrative and sales offices. Our facilities are suitable and adequate for the conduct of our business. We primarily lease all facilities. The following table sets forth our primary facilities:

Subsidiary	Facility	Location
Ideanomics Mobility - Multi-use facility	Retail	Harrison, NJ
Energica US	Distributor and service	San Francisco, CA
Solectrac	HQ and manufacturing	Windsor, CA
US Hybrid	Manufacturing	Torrance, CA
WAVE	HQ and manufacturing	Salt Lake City, Utah
Energica Italy	Manufacturing	Soliera, Italy
ITEM 3.    LEGAL PROCEEDINGS
Refer to Note 19 of the Notes to Consolidated Financial Statements included in Part 4, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Approximate Number of Holders of Our Common Stock
As of March 28, 2023, there were approximately 386 holders of record of the Company’s common stock. This number excludes the shares of the Company’s common stock beneficially owned by shareholders holding stock in securities trading accounts through DTC, or under nominee security position listings.
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
Recent Sales of Unregistered Securities
The Company did not sell any equity securities during the fiscal year ended December 31, 2022 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2022 fiscal year.

Purchases of Equity Securities
No repurchases of the Company’s common stock were made in the year ended December 31, 2022.

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
•Results of Operations
•Liquidity and Capital Resources
•Outlook
•Critical Accounting Policies and Estimates
OVERVIEW

Ideanomics is an American multinational company, headquartered in New York. Ideanomics has a clear mission – to accelerate the commercial adoption of electric vehicles.

The company is targeting the fast-growing and high value last and mid mile delivery sector as the main driver for future growth. Through its subsidiaries VIA, acquired January 31, 2023, and WAVE Charging, Ideanomics offers a cost-efficient, integrated EV and charging solution for commercial fleets, which has been sorely lacking in the market. Ideanomics Capital enables faster deployment with “as a Service” financing models, which yield consistent and long-term revenue. The company's strategic investments in subsidiaries targeting off-road, two-wheelers, and power trains and retrofits continue to generate immediate revenue with clear room to grow. Across all its subsidiaries, teams are collaborating to bring to market a better zero emission solution.

Ideanomics conducts its operations globally in one segment with three business units – Ideanomics Mobility, Ideanomics Energy, and Ideanomics Capital. Ideanomics Mobility’s focus is electric vehicles, including mid and last mile delivery trucks and vans, tractors, and two-wheelers. Ideanomics Energy’s focus is charging and energy-related products and services. Ideanomics Capital’s focus is providing financing support for the Company’s Mobility and Energy business units.

Principal Products or Services and Their Markets

Ideanomics Mobility

The Ideanomics Mobility business unit contains the Company’s vehicle-related operations, selling differentiated electric vehicles across several categories, and providing technology and components to other OEMs. Ideanomics Mobility’s innovative vehicle offering across the categories of vans and trucks, motorcycles and scooters, tractors, and specialist vehicles are further differentiated by the company’s ability to offer charging infrastructure and financing support to its customers.

Ideanomics Energy

Ideanomics Energy is the Company's business unit focused on charging and energy products and services. Ideanomics Energy has as its mission to provide fleet operators with a turn-key charging solution as part of their electrification initiatives. It does this with a team of trusted experts to analyze impacts of electrification on operations and to plan and deploy the right hardware, including robust, user-friendly charging technologies, supported by an intuitive Energy Management platform that Ideanomics Energy is developing. This is supported through collaboration with Ideanomics Capital to introduce a Charging-as-a-Service model to package upfront costs as a recurring monthly operating expense. Ideanomics Energy’s subsidiary is WAVE Charging, which offers WAVE wireless charging, PEA’s containerized DC fast charging system, the Mahle ChargBIG level-2 charging solution, and more.

Ideanomics Capital

Ideanomics Capital provides financing support for the Company’s CaaS and VaaS business models, as well as businesses focused on leveraging technology and innovation to improve efficiency, transparency, and profitability for the financial services industry.

The Company’s Ideanomics Capital business unit provides capital market expertise to enable the sale of its subsidiaries’ products and services. It aligns financing resources and develops funding structures that enable growth and revenue generation for the Ideanomics Mobility business unit. Financing structures would include service and products for payment such as CaaS and VaaS. These options are part of the Ideanomics offering to commercial fleet operators. Over time, it is Ideanomics intention to focus Ideanomics Capital as the financial services arm of Ideanomics Mobility and Ideanomics Energy, and to divest its non-EV assets accordingly.

Information about segments

The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Therefore, the Company operates in one segment with three business units: Ideanomics Mobility, Ideanomics Energy and Ideanomics Capital.

Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Pursuant to the requirements of the ASC 205, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

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

As of December 31, 2022, the Company had cash and cash equivalents of approximately $21.9 million, of which $15.5 million is held in China and is subject to local foreign exchange regulations in that country and additionally two subsidiaries have required capital or liquidity requirements of $2.2 million. The company has initiated a formal process to repatriate approximately $7.0 million in cash funds located in China. This process is not subject to local foreign exchange regulations rather is subject to the other administrative regulatory applications and approvals. The Company also had accounts payable and accrued expenses of $39.5 million, other current liabilities of $13.7 million, current contingent consideration of $0.9 million, lease payments due within the next twelve months of $4.4 million, and payments of short-term and long-term debt due within the next twelve months of $13.2 million. The Company had a net loss of $282.1 million for the year ended December 31, 2022, and an accumulated deficit of $866.5 million.

The Company’s ability to raise capital is critical. The company has raised approximately $43 million, since the beginning of the fourth quarter 2022. including the sale of preferred shares, issuance of a convertible note, the sale of financial assets and the sale of shares under the SEPA. In the next 90 days, we expect the collection of the outstanding balance of the Inobat note ($11 million) and will utilize the remainder of the 24.0 million available under the SEPA ($2.5 million). In addition, the company is working to close on multiple term sheets, which if successful, could bring in excess of $50 million in proceeds to the company.

The Company believes that its current level of cash and cash equivalents are not sufficient to fund continuing operations, including VIA Motors, which acquisition was closed by the company on January 31, 2023. The Company will need to bring in new capital to support its growth and, as evidenced from its successful capital raising activities in 2020 and 2021, believes it has the ability to continue to do so. However, there can be no assurance that this will occur. These factors individually and collectively raise doubt about the Company’s ability to continue as a going concern. In addition, our independent auditors have included in their report on our financial statements for the year ended December 31, 2022, a paragraph related to the existence of substantial doubt about our ability to continue as a going concern.

The Company has various vehicles through which it could raise a limited amount of equity funding; however, these are subject to market conditions which are not within management’s control. As our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2022, was not filed timely, we will not be eligible to use Form S-3 for registration statements until August 9, 2023, which could make fund raising more difficult or more expensive. Management continues to seek to raise additional funds through the issuance of equity, mezzanine or debt securities. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our business and industry. These factors individually and collectively raise doubt about the Company’s ability to continue as a going concern. We currently do not have adequate cash to meet our short or long-term needs. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

Principal Factors Affecting Our Financial Performance
Our business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of our operations in the years ended December 31, 2022, 2021, and 2020:
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

Update on the Impact of COVID-19

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
Taxation
United States

Ideanomics, Inc. and its US subsidiaries are subject to the provisions of the Internal Revenue Code. Prior to 2021, with a limited exception prior to 2020, no provision for income taxes has been provided as none of the companies then part of the company had taxable profit since inception.

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

During the year ended December 31, 2021, there was an income tax benefit of $11.8 million, of which $11.4 million was from operations in the US. This consisted principally of the $10.1 million one-time benefit. In addition, Timios, US Hybrid and Solectrac have taxable income or loss reported on certain separate state tax returns and consequently have related state income tax expense or benefit. For the year ended December 31, 2021 the three companies have losses, which results in state income tax benefits consisting of those losses being used to reduce the state deferred tax liabilities recognized in the acquisitions. The net state income tax (benefit) for Timios, US Hybrid and Solectrac was $1.2 million for the year ended December 31, 2021. There was an additional $0.1 million federal income tax benefit, principally consisting of the reduction, through amortization or impairment of intangible assets, of federal deferred tax liabilities recognized in acquisitions that had not allowed for the release of Ideanomics’ valuation allowances.
TCJA includes provision for GILTI under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. TCJA also enacted the BEAT under which taxes are imposed on certain base eroding payments to related foreign companies, subject to certain requirements.
Based on 2022, 2021 and 2020 financial results, the company has determined that there is no GILTI or BEAT tax liability.
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
Hong Kong

The Company’s subsidiaries incorporated in Hong Kong are subject to Profits Tax of 16.5%. All of the Hong Kong subsidiaries’ activities relate to support and ownership of businesses outside of Hong Kong, and consequently their expenses do not create operating loss carryovers.

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
During the years ended December 31, 2022, 2021 and 2020, all of the Company’s PRC subsidiaries incurred losses that created operating loss carryovers. Certain of the subsidiaries had previously established operating loss carryovers expire as PRC loss carryovers are generally allowed to be carried over five years. The deferred tax assets related to the operating loss carryovers have been fully offset by valuation allowances meaning that there was no income tax expense or benefit for the Company’s PRC subsidiaries these years.

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

During the year ended December 31, 2021 Tree Technologies recorded a $0.4 million deferred tax benefit. This benefit resulted from operating loss carryovers, part of which were able to offset previously recorded deferred tax liabilities and part of which were offset by a valuation allowance. Because of the ten-year expiration period of net operating loss carryovers under Malaysian tax law, it is unlikely that additional net operating losses will further reduce the deferred tax liabilities.

During the year ended December 31, 2022 Tree Technologies recorded a $4.2 million deferred tax benefit, resulting from the full impairment of the land-use rights that are the source of Tree Technologies’ net deferred tax liabilities.

Italy

At the acquisition of Energica, with its US subsidiary, in 2022, intangible assets were recognized for financial reporting purposes that were not recognized for income tax purposes. This, in combination with some smaller temporary differences, resulted in the recognition of $6.4 million deferred tax liabilities.

As further explained below, during the year ended December 31, 2021, Energica provided an income tax benefit of $3.5 million, based on the reduction of the deferred tax liabilities due to amortization of the intangible assets and net operating loss carryovers that would offset the deferred tax liabilities.

RESULTS OF OPERATIONS
Comparison of Years Ended December 31, 2022 and 2021 (USD in thousands, except per share amounts)

For the years ended December 31,	2022	2021	Amount Change
Revenue	$100,936	$114,080	$(13,144)
Cost of revenue	101,751	90,852	10,899
Gross profit	(815)	23,228	(24,043)

Operating expenses:
Selling, general and administrative expenses	148,678	107,535	41,143
Research and development expense	3,888	760	3,128
Asset impairments	91,333	71,070	20,263
Goodwill impairments	38,868	101,470	(62,602)
Change in fair value of contingent consideration, net	(131)	(9,600)	9,469
Litigation settlements	1,362	5,432	(4,070)
Depreciation and amortization	7,717	6,118	1,599
Total operating expenses	291,715	282,785	8,930

Loss from operations	(292,530)	(259,557)	(32,973)

Interest and other income (expense):
Interest income	3,504	1,502	2,002
Interest expense	(2,950)	(2,139)	(811)
Gain on extinguishment of debt	—	300	(300)
(Loss) Gain on disposal of subsidiaries, net	(276)	(1,264)	988
Gain on remeasurement of investment	10,965	2,915	8,050
Other income, net	6,478	1,261	5,217
Loss before income taxes and non-controlling interest	(274,809)	(256,982)	(17,827)

Income tax benefit	7,711	11,786	(4,075)
Impairment of and equity in loss of equity method investees	(15,018)	(11,529)	(3,489)

Net loss	(282,116)	(256,725)	(25,391)

Net loss attributable to common shareholders	(282,116)	(256,725)	(25,391)

Net (income) loss attributable to non-controlling interest	21,424	716	20,708

Net loss attributable to Ideanomics, Inc. common shareholders	$(260,692)	$(256,009)	$(4,683)

Comparison of Years Ended December 31, 2021 and 2020 (USD in thousands, except per share amounts)

For the years ended December 31,	2021	2020	Amount Change
Revenue	$114,080	$26,759	$87,321
Cost of revenue	90,852	24,702	66,150
Gross profit	23,228	2,057	21,171

Operating expenses:
Selling, general and administrative expenses	107,535	44,940	62,595
Research and development expense	760	1,635	(875)
Asset impairment	71,070	33,230	37,840
Goodwill impairment	101,470	18,089	83,381
Change in fair value of contingent consideration, net	(9,600)	(5,503)	(4,097)
Litigation settlement	5,432	—	5,432
Depreciation and amortization	6,118	5,310	808
Total operating expenses	282,785	97,701	185,084

Loss from operations	(259,557)	(95,644)	(163,913)

Interest and other income (expense):
Interest income	1,502	108	1,394
Interest expense	(2,139)	(16,078)	13,939
Expense due to conversion of notes	—	(2,266)	2,266
Gain on extinguishment of debt	300	8,891	(8,591)
(Loss) gain on disposal of subsidiaries, net	(1,264)	276	(1,540)
Gain on remeasurement of investment	2,915	—	2,915
Other income, net	1,261	6,604	(5,343)
Loss before income taxes and non-controlling interest	(256,982)	(98,109)	(158,873)

Income tax expense	11,786	3,308	8,478
Impairment of and equity in loss of equity method investees	(11,529)	(16,780)	5,251

Net loss	(256,725)	(111,581)	(145,144)

Deemed dividend related to warrant repricing	—	(184)	184

Net loss attributable to common shareholders	(256,725)	(111,765)	(144,960)

Net loss attributable to non-controlling interest	716	10,501	(9,785)

Net loss attributable to Ideanomics, Inc. common shareholders	$(256,009)	$(101,264)	$(154,745)

Revenues (USD in thousands)

For the years ended December 31,	2022	2021	Amount Change
Title and escrow services	$32,223	$72,686	$(40,463)
Electric vehicles products	51,178	31,123	20,055
Electric vehicles services	250	204	46
Electric motorcycle products and services	10,434	—	10,434
Electric motorcycle sponsorship services	1,075	—	1,075
Charging, battery and powertrain products	3,880	5,886	(2,006)
Charging, battery and powertrain services	1,482	2,645	(1,163)
Digital advertising services	—	231	(231)
Fund Raising Services	70	—	70
Other revenue	344	1,305	(961)
Total	$100,936	$114,080	$(13,144)

Revenue for the year ended December 31, 2022 was $100.9 million as compared to $114.1 million for the year ended December 31, 2021, an decrease of $13.1 million. The decrease was mainly due to Timios, which generated revenue of $32.2 million for the year ended December 31, 2022, as compared to $72.7 million from the acquisition closing date through December 31, 2021. The financial services industry suffered a significant decline in transaction processing for services provided by Timios driven by continuous increases in lending rates and an industry sector decline. This resulted in an adverse impact on Timios’ revenues in that one significant customer was lost and other customers have reduced their volume. During the year ended December 31, 2022, the Company earned revenues of $51.2 million from sales of EV products as compared to $31.1 million for the year ended December 31, 2021, an increase of $20.1 million. The increase was primarily due to an increase in EV product sales in China and incremental revenue from acquisitions made in the year ended December 31, 2021. Revenues from the Electric Motorcycle Product, services, and sponsorship service lines were generated almost exclusively from revenues generated by the acquisitions made in the year ended December 31, 2022.

For the years ended December 31,	2021	2020	Amount Change
Title and escrow services	$72,686	$—	$72,686
Electric vehicles products	31,123	19,462	11,661
Electric vehicles services	204	—	204
Combustion engine vehicles	—	5,160	(5,160)
Charging, battery and powertrain products	5,886	506	5,380
Digital advertising services	231	1,631	(1,400)
Total	$114,080	$26,759	$87,321

Revenue for the year ended December 31, 2021 was $114.1 million as compared to $26.8 million for the year ended December 31, 2020, a decrease of $87.3 million. The increase was mainly due to the Company’s acquisition of Timios, which generated revenue of $32.2 million from the acquisition closing date through December 31, 2021. No revenue was generated related to title and escrow services for the year ended December 31, 2020. During the year ended December 31, 2021 the Company earned revenues of $31.1 million from sales of EV products as compared to $19.5 million for the year ended December 31, 2020, an increase of $11.7 million. The increase was primarily due to an increase in EV product sales in China and incremental revenue from acquisitions made in the year ended December 31, 2021. Revenues from the Charging, battery and powertrain products and services product lines were generated almost exclusively from revenues generated by the acquisitions made in the year ended December 31, 2021. No revenue was generated from the sale of Combustion engine vehicles for the year ended December 31, 2021.

Cost of revenue (USD in thousands)

For the years ended December 31,	2022	2021	Amount Change
Title and escrow services	$27,588	$48,684	$(21,096)
Electric vehicles products	51,311	29,884	21,427
Electric vehicles services	194	183	11
Electric motorcycle products and services	14,050	—	14,050
Electric motorcycle sponsorship services	—	—	—
Charging, battery and powertrain products	7,331	7,961	(630)
Charging, battery and powertrain services	871	2,503	(1,632)
Digital advertising services	—	192	(192)
Fund Raising Services	32	—	32
Other revenue	374	1,445	(1,071)
Total	$101,751	$90,852	$10,899

Cost of revenues was $101.8 million for the year ended December 31, 2022, as compared to $90.9 million for the year ended December 31, 2021. The cost of revenues increased by $10.9 million. The increase was mainly due to Timios, which had recorded cost of revenues of $27.6 million in the year ended December 31, 2022, as compared to $48.7 million related to title and escrow service from the acquisition closing date through December 31, 2021. The financial services industry suffered a significant decline in transaction processing for services provided by Timios driven by continuous increases in lending rates and an industry sector decline. This resulted in an adverse impact on Timios’ revenues in that one significant customer was lost and other customers have reduced their volume. 2) the Company’s acquisition of Energica, which had recorded cost of revenues of $14.1 million from the acquisition closing date through December 31, 2022. There was no revenue recorded in the year ended December 31, 2021. 3) The $21.4 million increased in cost of Electric vehicles products was due to an increase in EV product sales in China and incremental revenue from acquisitions made in the year ended December 31, 2021. No revenue and associated cost was generated related Combustion engine vehicles for the year ended December 31, 2022.

For the years ended December 31,	2021	2020	Amount Change
Title and escrow services	$48,684	$—	$48,684
Electric vehicles products	29,884	18,035	11,849
Electric vehicles services	183	—	183
Combustion engine vehicles	—	5,121	(5,121)
Charging, battery and powertrain products	7,961	488	7,473
Charging, battery and powertrain services	2,503	—	2,503
Digital advertising services	192	1,058	(866)
Other revenue	1,445	—	1,445
Total	$90,852	$24,702	$66,150

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

Gross profit (USD in thousands)

For the years ended December 31,	2022	2021	Amount Change
Title and escrow services	$4,635	$24,002	$(19,367)
Electric vehicles products	(133)	1,239	(1,372)
Electric vehicles services	56	21	35
Electric motorcycle products and services	(3,616)	—	(3,616)
Electric motorcycle sponsorship services	1,075	—	1,075
Charging, battery and powertrain products	(3,451)	(2,075)	(1,376)
Charging, battery and powertrain services	611	142	469
Digital advertising services	—	39	(39)
Fund Raising Services	38	—	38
Other revenue	(30)	(140)	110
Total	$(815)	$23,228	$(24,043)

For the years ended December 31,	2021	2020	Amount Change
Title and escrow services	$24,002	$—	$24,002
Electric vehicles products	1,239	1,427	(188)
Electric vehicles services	21	—	21
Combustion engine vehicles	—	39	(39)
Charging, battery and powertrain products	(2,075)	18	(2,093)
Charging, battery and powertrain services	142	—	142
Digital advertising services	39	573	(534)
Other revenue	(140)	—	(140)
Total	$23,228	$2,057	$21,171
Gross profit ratio

For the years ended December 31,	2022	2021
Title and escrow services	14.4%	33.0%
Electric vehicles products	(0.3)	4.0
Electric vehicles services	22.4	10.3
Electric motorcycle products and services	(34.7)	—
Electric motorcycle sponsorship services	100.0	—
Charging, battery and powertrain products	(88.9)	(35.3)
Charging, battery and powertrain services	41.2	5.4
Digital advertising services	—	16.9
Fund Raising Services	54.3	—
Other revenue	(8.7)	(10.7)
Total	(0.8)%	20.4%

Gross profit for the year ended December 31, 2022 was $(0.8) million, as compared to gross profit of $23.2 million for the year ended December 31, 2021. The gross profit ratio for the year ended December 31, 2022 was (0.8)%, as compared to gross profit of 20.4% for the year ended December 31, 2021. The decrease was mainly due to the decrease in the gross margin from sales of title and escrow services for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

For the years ended December 31,	2021	2020
Title and escrow services	33.0%	—%
Electric vehicles products	4.0	7.0
Electric vehicles services	10.3	—
Combustion engine vehicles	—	1.0
Charging, battery and powertrain products	(35.3)	4.0
Charging, battery and powertrain services	5.4	—
Digital advertising services	16.9	35.0
Other revenue	(10.7)	—
Total	20.4%	8.0%

Gross profit for the year ended December 31, 2021 was $23.2 million, as compared to gross profit of $2.1 million for the year ended December 31, 2020. The gross profit ratio for the year ended December 31, 2021 was 20.4%, as compared to gross profit of 8.0% for the year ended December 31, 2020. The increase was mainly due to the high gross margin from sales of title and escrow services for the year ended December 31, 2021.
Selling, general and administrative expenses

Our selling, general and administrative expense for the year ended December 31, 2022 was $148.7 million as compared to $107.5 million for the year ended December 31, 2021, an increase of $41.1 million. The increase was mainly due to the increased compensation and benefits costs, professional fees and marketing and other costs. In addition we incurred a full year of costs associated with acquired businesses in 2022 and the foreign exchange loss, partially offset by the decrease of stock based compensation expense. The increase in compensation and benefits is mainly due to the hiring of additional staff in the corporate and those operating companies to support the continuing growth of the business. The increase in professional fees was due to an increase in audit and consulting fees related to regulatory filing fees, transaction fees related to the purchase of Energica and consulting expense incurred by the Company's operating entities as they continue to build out their sales and operating structure. The increased foreign exchange loss is mainly due to the loss resulting form the fluctuation of Euro exchange rate.

Our selling, general and administrative expense for the year ended December 31, 2021 was $107.5 million as compared to
$44.9 million for the year ended December 31, 2020, an increase of $62.6 million. The increase was principally due to costs related to the operations of the Timios, WAVE, Solectrac and US Hybrid acquisitions completed in the current year, stock based compensation expense related to RSU grants, increased compensation, payroll tax and benefit expense arising from the hiring undertaken to expand the business and built out the corporate infrastructure and associated recruitment expense, partially offset by lower operating expenses in China and lower rent expense due to the termination of the company’s lease on its headquarters property in New York City due to COVID-19.
Research and development expense

Research and development expense for the year ended December 31, 2022 was $3.9 million as compared to $0.8 million for the year ended December 31, 2021 an increase of $3.1 million. The increase is mainly due to higher research and development expense incurred in the entities acquired in 2021 and Energica acquisition in 2022.

Research and development expense for the year ended December 31, 2021 was $0.8 million as compared to $1.6 million for the year ended December 31, 2021 a decrease of $0.9 million. The expense for the prior year included costs related to technical development and design into EV trucks, there was no expense research related to EV trucks in the current year. Expense in the current period was primarily incurred in connection with EV motorbikes in Malaysia, and research and development activities in WAVE , Solectrac and US Hybrid.

Asset Impairments and Goodwill Impairments
The following table summarizes the impairment losses recorded in the years ended December 31, 2022, 2021 and 2020, (in thousands):

Asset Impaired	Note	Caption	Amount
			2022	2021	2020
Equity method investments	Note 10. Long-term Investments	Impairment of and equity in loss of equity method investees	11,748	7,864	16,650

Intangible assets	Note 9. Goodwill and Intangible Assets	Asset Impairment	29,674	50,619	20,331

Goodwill	Note 9. Goodwill and Intangible Assets	Goodwill impairment	38,868	101,470	18,089

Right of use assets	Note 11. Leases	Asset impairment	458	99	6,424

Fintech buildings, land and capitalized fees	Note 8. Property and Equipment, net	Asset impairment	—	—	3,315

Fintech buildings asset retirement cost	Note 8. Property and Equipment, net	Asset Impairment	—	—	1,996

Available for sale securities	Note 4. Available for sale securities	Asset Impairment	69	15,833	—

Fixed assets and other		Asset impairment	—	—	923

Notes receivable from related parties	Note 5. Notes Receivable from Third Parties	Asset impairment	61,132	—	—

Cost method investments	Note 10. Long-term Investments	Asset Impairment	—	4,519	241
Total			$141,949	$180,404	$67,969
Additional information related to the impairment losses recorded in the years ended December 31, 2022, 2021 and 2020 is as follows:
Year Ended December 31, 2022
•The Company recorded impairment loss of $16.2 million related to Timios goodwill and $22.7 million related to Energica.
•The Company recorded impairment loss of $25.0 million related to Tree Technology land use rights and $4.7 million of other intangible assets.
•The Company recorded impairment loss of $48.9 million related to via motors notes, $11.6 million related to Inobat notes and 0.7 million related to FNL notes.
•The Company recorded impairment loss of $1.9 million related to FNL investment, $6.7 million related to Prettl investment and $3.1 million related to MDI investment.
Year Ended December 31, 2021
•The Company recorded impairment loss of $13.7 million related to Timios lender relationship and trade name and $5.8      million related to Timios goodwill.
•The Company recorded impairment loss of $23.9 million related to WAVE patents and trademarks and $35.7 million related to WAVE goodwill.
•The Company recorded impairment loss of $7.0 million related to US Hybrid patents and trademarks and $42.2 million related to US Hybrid goodwill.

•The Company recorded impairment loss of $6.0 million related to Solectrac patents and trademarks and $17.7 million related to Solectrac goodwill.

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
•The Company recorded impairment losses of $20.3 million related to intangible assets:
•An impairment loss of $12.5 million related to Tree Technologies marketing and distribution agreement with Tree Manufacturing after Tree manufacturing obtained its own domestic manufacturing license, and determined that it would not purchase vehicles from Tree Manufacturing.
•Impairment losses of $7.1 million related to DBOT’s intangible assets, its continuing membership agreement and customer list.
•An impairment loss of $0.8 million related to Grapevine’s influencer network, after determining that the attrition rate of the influencer network was higher than expected.
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
Change in fair value of contingent consideration, net
For the year ended December 31, 2022, the change in fair value of contingent consideration, net was a decrease of $0.1 million. That represents the remeasurement of the contingent consideration payable to the Tree Technology shareholders.

For the year ended December 31, 2021, the change in fair value of contingent consideration, net was a loss of $9.6 million, this represents a remeasurement loss of $1.6 million of the contingent consideration payable to the former Solectrac shareholder and remeasurement gain of $8.0 million of the contingent consideration payable to the Tree Technology shareholders.

For the year ended December 31, 2020, the change in fair value of contingent consideration, net was a loss of $5.5 million, this represents a remeasurement loss of $1.5 million of the contingent consideration payable to the former DBOT shareholder and remeasurement gain of $7.0 million of the contingent consideration payable to the Tree Technology shareholders.
Litigation settlements

For the year ended December 31, 2022, the Company recorded an expense of $1.4 million related to settlement of litigation related to various legal cases in headquarters and Timios.

For the year ended December 31, 2021, the Company recorded an expense of $5.4 million related to settlement of litigation. The Rudani shareholder class action lawsuit was settled for $5.0 million. There were no such litigation settlements in the year ended December 31, 2020.
Depreciation and amortization
Depreciation and amortization for the year ended December 31, 2022 was $7.7 million as compared to $6.1 million for the year ended December 31, 2021, an increase of $1.6 million. The increase was mainly the increase in amortization and depreciation expense recorded by Energica, which was acquired at the end of the first quarter of 2022, partially offset by the decrease of the amortization expense of intangible assets recognized during the 2021 acquisitions because the intangible assets were impaired in 2021.

Depreciation and amortization for the year ended December 31, 2021 was $6.1 million as compared to $5.3 million for the year ended December 31, 2020, an increase of $0.8 million. The increase was mainly due to the increase in amortization expense recorded by Timios, WAVE, Solectrac and US Hybrid, which were acquired in 2021.
Loss from operations
Loss from operations for the year ended December 31, 2022 was $292.5 million as compared to loss of $259.6 million for the year ended December 31, 2021 an increase of $33.0 million. The increased loss from operations is mainly due to a decrease in impairment losses, which was partially offset by the increased selling, general and administrative expense.

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
Interest income
Interest income for the year ended December 31, 2022 was $3.5 million as compared to $1.5 million for the year ended December 31, 2021, an increase of $2.0 million. The increase was mainly due to the interest income from Inobat and Via motors during 2022.

Interest income for the year ended December 31, 2021 was $1.5 million as compared to $0.1 million for the year ended December 31, 2020, an increase of $1.4 million. The increase was mainly due to the income recognized from the investment in notes receivables, while earlier years interest income was generated primarily on deposits held in banks.
Interest expense

Interest expense for the year ended December 31, 2022 was $3.0 million as compared to $2.1 million for the year ended December 31, 2021, a increase of $0.9 million. The increase was mainly due to the amortization of debt discount $1.1 million.

Interest expense for the year ended December 31, 2021 was $2.1 million as compared to $16.1 million for the year ended December 31, 2020, a decrease of $13.9 million. The decrease was mainly due to the amortization of BCFs of $14.5 million associated with the convertible notes in the year ended December 31, 2020, which did not arise in the year ended December 31, 2021. The following table summarizes the breakdown of the interest expense (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Interest	$1,839	$2,139	$1,593
Amortization of discount	1,111	—	14,485
Total	$2,950	$2,139	$16,078

Expense due to conversion of notes

There were no such conversions for the years ended December 31, 2022 and 2021, respectively.

Conversion expense of $2.3 million for the year ended December 31, 2020 represents the expense recognized as a result of the reduction of conversion price to induce the conversion of the convertible notes from related parties.
Gain (loss) on extinguishment of debt
The were no gains or losses for the year ended December 31, 2022.
In the year ended December 31, 2021, the Company recorded a gain of $0.3 million, on WAVE Paycheck Protection Program loan forgiveness.
In the year ended December 31, 2020, the Company recorded a gain on the extinguishment of debt of $8.9 million, as it paid a promissory note prior to its scheduled maturity. The Company also settled several outstanding balances with vendors and recorded a gain of $0.5 million.
(Loss) gain on disposal of subsidiaries, net
The following table summarizes gains and (losses) recorded in “(Loss) Gain on disposal of subsidiaries, net” in the years ended December 31, 2022, 2021 and 2020 (in thousands):

Subsidiary	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Seven Stars Energy PTD LTD.	$(180)	$—	$—
Shandong	(53)	—	—
Grapevine	—	(1,234)	—
Guangmin	—	—	276
Other	—	(30)	—
Total	$(233)	$(1,264)	$276

(Loss) gain on disposal of subsidiaries was a loss of $0.2 million for year ended December 31, 2022, mainly represents the disposal loss of SSE and Shandong.

(Loss) gain on disposal of subsidiaries was a loss of $1.3 million for year ended December 31, 2021, mainly represents the disposal loss of Grapevine.

(Loss) gain on disposal of subsidiaries was a gain of $0.3 million for year ended December 31, 2020, mainly represents the disposal loss of Guangmin.

Gain on remeasurement of investment

Gain on remeasurement of investment was $11.0 million for the year ended December 31, 2022 which resulted from the remeasurement of the Company's investment in Energica to its fair value as of the date the Company obtained the majority of the Energica shares outstanding and commenced consolidating Energica.

Gain on remeasurement of investment was $2.9 million for the year ended December 31, 2021 which resulted from the remeasurement of the Company's investment in Solectrac to its fair value as of the date the Company obtained the remainder of the Solectrac shares outstanding and commenced consolidating Solectrac.
There were no such remeasurements for the year ended December 31, 2020.

Other income (expense), net
Other income (expense), net was $6.5 million for the year ended December 31, 2022 as compared to $1.3 million for year ended December 31, 2021, a increase of $4.8 million. The increase is mainly to the insurance claim received for Timios and the employee retention credit to be received by Timios.
Other income (expense), net was $1.3 million for the year ended December 31, 2021 as compared to $6.6 million for year ended December 31, 2020, a decrease of $5.3 million. The decrease was mainly due to 2020 income being unusually high from lease early termination settlements, which includes a gain of $4.9 million recognized from the settlement agreements to terminate leases early for the New York City headquarters at 55 Broadway and a gain of $0.8 million from the DBOT lease settlement with the landlord.
Income tax (expense) benefit

In the year ended December 31, 2022, the income tax benefit of $7.7 million is mainly due to a $3.5 million income tax benefit from Energica, including its U.S. subsidiary, and a $4.2 million income tax benefit from Tree Technologies. The Energica benefit consists of 1) a $1.0 million benefit from amortization of various intangible assets resulting in a reversal of deferred tax liabilities recognized when the intangible assets were first recorded in acquisition of Energica, and 2) a $2.5 million benefit from net operating losses creating carryovers that could offset part of Energica’s remaining deferred tax liabilities. The Tree Technologies benefit results almost entirely from the reduction of deferred tax liabilities that accompanied a reduction, through impairment charges, of land-use rights that did not have significant income tax basis.

In the year ended December 31, 2021, the income tax benefit of $11.8 million is mainly due to $10.1 million of one-time benefits relating to acquisitions, net state income benefit of $1.2 million for recently acquired entities, and a $0.1 million of other U.S. federal income tax benefit and a $0.4 million deferred tax benefit from our Tree Technologies, our Malaysian subsidiary.

In the year ended December 31, 2020, the income tax benefit of $3.3 million income tax benefit is from Tree Technologies. It consists of $3.1 million benefit from amortization and eventual impairment, of a distribution and marketing agreement which resulted in the reversal of the deferred tax liabilities related to the agreement, and $0.2 million benefit resulted from the operating losses creating carryovers that could offset part of Tree Technologies’ remaining deferred tax liabilities. For the year ended December 31, 2020, other than the $3.3 million Tree Technologies benefit, income tax expense is nil because of NOL and deferred tax assets related to the NOLs had been offset by a valuation allowance. The Company had established a 100.0% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.
Impairment of and equity in loss of equity method investees
Impairment of and equity in loss of equity method investees was $15.0 million for the year ended December 31, 2022, as compared to $11.5 million in the year ended December 31, 2021, an increase of $6.3 million. The increase was mainly due to higher impairments losses of recorded in the year ended December 31, 2021.
Impairment of and equity in loss of equity method investments for the year ended December 31, 2021 was $11.5 million as compared to $16.8 million for the year ended December 31, 2020, an decrease of $5.3 million. The decrease was mainly due to impairments losses of $16.7 million recorded in the year ended December 31, 2020, as compared to an impairment loss of $7.9 million recorded in the year ended December 31, 2021.
Net (income)/loss attributable to non-controlling interest

Net (income)/loss attributable to non-controlling interests was a $21.4 million loss in the year ended December 31, 2022 as compared to a $0.7 million loss for the year ended December 31, 2021. The increase is due to the NCI from the Energica acquisition in March 2022 and Tree Technology which recorded land use right impairment loss in 2022.

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

In the year ended December 31, 2021, the company generated $29.7 million in revenues in the PRC, primarily from the sale of electric vehicle products. For the year ended December 31, 2022, the company generated $39.1 million in revenues in the PRC. The carrying value of long lived assets in the PRC for the year ended December 31, 2022, was $0.1 million and cash held in the PRC was approximately $15.5 million for the year ended December 31, 2022.

For the year ended December 31, 2022, the Company recorded charges of $1.2 million in connection with its restructuring actions and selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $1.1 million. Employee termination benefits were recorded based on statutory requirements, completed negotiations and Company policy.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2022, the Company had cash and cash equivalents of $21.9 million. Approximately $17.6 million was held in accounts outside of the United States, primarily in Italy and the PRC.
Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.
Timios holds various regulatory licenses related to its business as a title insurance agency and is required to hold a minimum cash balance of $2.0 million. As a broker-dealer, JUSTLY has minimum capital requirements. JUSTLY had cash of $0.3 million as of December 31, 2022, which was necessary for JUSTLY to meet its minimum capital requirements.

As of December 31, 2022, the Company’s principal source of liquidity is its unrestricted cash balance in the amount of $21.9 million of which $15.5 million is held by the Company’s subsidiaries located in China and is subject to foreign exchange control regulations and $2.2 million is minimum regulatory capital required to be held by US operating companies – we do not consider cash balances held in China or required minimum regulatory capital to be part of the Company’s liquid cash balances. The Company had negative cash flow from operating activities of $130.0 million for the year ended December 31, 2022. The Company has experienced greater net losses and negative cash flows from operating and investing activities in the fourth quarter consistent with its business plan for ongoing activities and planned acquisitions. As of the date of the filing of this Form 10-K, securing additional financing is in progress, and as such management has limited the extent to which it is taking actions to delay, scale back, or abandon future expenditures. As such, management’s actions to preserve an adequate level of liquidity for a period extending twelve months from the date of the filing of this Form 10-K continue to be insufficient on their own without additional financing, to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern. We currently do not have adequate cash to meet our short or long-term needs. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

We have short-term debt obligations of $13.2 million and lease obligations of $4.1 million which come due in the year ending December 31, 2022. We currently have long-term debt obligations of $2.0 million, and have lease obligations of $12.3 million which come due from the years ending December 31, 2023 through 2030.

The following table provides a summary of net cash flows from operating, investing and financing activities (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net cash used in operating activities	$(129,989)	$(75,530)	$(41,468)
Net cash used in investing activities	(94,722)	(220,089)	(3,500)
Net cash provided by financing activities	(21,024)	399,295	208,049
Effect of exchange rate changes on cash	(2,199)	423	50
Net increase/(decrease) in cash and cash equivalents	(247,934)	104,099	163,131
Total cash, cash equivalents and restricted cash at beginning of period	269,863	165,764	2,633
Cash and cash equivalents at end of period	$21,929	$269,863	$165,764
Operating Activities

Cash used in operating activities was $130.0 million for the year ended December 31, 2022 as compared to cash used in operating activities of $75.5 million in the year ended December 31, 2021. This was primarily due to (1) an decrease in the net loss from $256.7 million in the year ended December 31, 2021 to $282.1 million in the year ended December 31, 2022. In addition, the financial services industry suffered a significant decline in transaction processing for services provided by Timios driven by continuous increases in lending rates and an industry sector decline. This resulted in an adverse impact on Timios’ revenues in that one significant customer was lost and other customers have reduced their volume. (2) total non-cash adjustments to net loss were $153.3 million and $190.8 million for the years ended December 31, 2022 and 2021, respectively; and (3) total changes in operating assets and liabilities, net of acquisitions resulted in a decrease of $1.2 million and $9.6 million in cash used in operating activities for the years ended December 31, 2022 and 2021, respectively.

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
Investing Activities

Cash used in investing activities was $94.7 million for the year ended December 31, 2022, which was primarily due to expenditures incurred for the acquisitions of Energica and the acquisition of the convertible notes with VIA. Cash used in investing activities was $220.1 million for the year ended December 31, 2021 was primarily due to expenditures incurred for the acquisitions of Timios, WAVE, Solectrac and US Hybrid, the investments in Energica, TM2, VIA, the MDI Fund and FNL, the acquisition of the convertible notes with Silk EV, VIA and InoBat, and partially offset by the proceeds from the disposal of Fintech Village. Cash used in investing activities was $3.5 million for the year ended December 31, 2020 primarily due to the investment to Solectrac.
Financing Activities

In the year ended December 31, 2022, the Company repaid $21.0 million from financing activities versus receiving $399.3 million in the year ended December 31, 2021. For the year ended December 31, 2022, the Company received $0.6 million from the issuance of common stock and the exercise of stock options, $10.0 million from the issuance of series B preferred stock, $2.0 million from borrowing from a related party, $6.9 million from revolving line of credit, $4.9 million from the issuance of convertible notes and made repayments of $40.8 million to a convertible note and $4.7 million line of credit.

For the year ended December 31, 2021, the Company received $196.8 million from the issuance of common stock and the exercise of stock options, $295.0 million from the issuance of convertible notes and made repayments of $88.8 million including a $80.0 million convertible note payment and a $8.8 million redeemable non-controlling interest payment. For the year ended December 31, 2020, the Company received $191.4 million from the issuance of common stock and the exercise of warrants and options, $27.0 million from the issuance of convertible notes, $7.1 million from noncontrolling shareholders contribution and made repayments of $17.5 million, primarily of a $12.0 million convertible note and other borrowings.
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
OUTLOOK

The Company has three distinct business units, Ideanomics Mobility, Ideanomics Energy and Ideanomics Capital. Each is focused on the growth opportunity, fueled by technological and legislative disruption, taking place in the automotive, energy, and financial services industries. Ideanomics Mobility has as its mission the acceleration of commercial adoption of electric vehicles. Ideanomics Capital focuses on providing a range of financing programs in support of the sale of EVs and associated charging and energy storage systems by Ideanomics Mobility. The Company believes these two business units provide an opportunity for the Company to benefit from the value creation that can be achieved in the short, medium, and long-term through establishing competitive products and services which can enable the capture of market share sufficient to sustain profitable operations.

IDEANOMICS MOBILITY

The Ideanomics Mobility business unit seeks to accelerate the commercial adoption of electric vehicles. The Company’s EV and technology acquisitions during 2022 and 2021 completed the foundation for the development of four product-focused verticals comprised of off-highway, two-wheeler, on-highway, and energy and charging services. This integrated offering helps support business progress toward its mission of offering fleet operators a range of vehicles and associated charging systems through a single procurement partner.

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
As a result of the impairment analyses performed in the year ended December 31, 2022, the Company recorded impairment losses related to intangible assets of $43.3 million.
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
As a result of its goodwill impairment analyses performed in the year ended December 31, 2022, 2021 and 2020, the Company recorded goodwill impairment losses of $38.9 million, $101.5 million and $18.1 million, respectively.
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
The Company recorded impairment losses of $— million, $4.5 million and $0.2 million in the years ended December 31, 2022, 2021 and 2020, respectively, for equity investments accounted for under the measurement alternative, and recorded impairment losses of $11.8 million, $7.9 million and $16.6 million in the years ended December 31, 2022, 2021 and 2020, respectively, for investments accounted for as equity method investments.
Inventory
The valuation of inventory requires us to estimate obsolete or excess inventory. as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 31, 2022, we had total work-in-process inventory of $10.9 million, raw materials inventory of $12.0 million, total finished goods inventory of $11.0 million and an inventory reserve of $5.7 million. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and inventory decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

The Company had $3.9 million of fixed rate 4.0% convertible debt outstanding as of December 31, 2022. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of issuance of new debt, such debt could be subject to changes in interest rates.

Market Risk

We have had investments in debt securities classified as available-for-sale securities, and which were recorded at fair value. There were no such investments as of December 31, 2022. In the year ended December 31, 2021, we recorded impairment losses of $15.8 million related to these investments. There were no such investments as of December 31, 2020.

For the year ended December 31, 2022, the Company no longer has any investments in equity securities of which are publicly-traded. For the year ended December 31, 2021 the Company had investments in equity securities, certain of which are publicly-traded which had carrying amounts of $35.6 million. These include shares of common stock of Energica, which are publicly traded in Italy, and at December 31, 2021 had a carrying amount of $12.3 million and a fair value of $21.8 million. The remainder of the equity investments are not publicly traded.
Based on management’s analysis of certain investment’s performance, there were no impairment losses recorded in the year ended December 31, 2022, and impairment losses of $4.5 million and $0.2 million were recorded in the years ended December 31, 2021 and 2020, respectively. We have recorded impairment losses related to equity method investments of $11.8 million, $7.9 million, and $16.6 million in the years ended December 31, 2022, 2021 and 2020, respectively.

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

Foreign Currency Risk

We are exposed to risks associated with changes in foreign exchange rates. Changes in foreign exchange rates create volatility in the U.S. Dollar equivalent of our revenues and expenses. While results of our China operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. While our exposure to foreign exchange risk is not currently material to us, we expect to grow our international revenues in the future, and any future potential exposure to foreign exchange fluctuations may present a material risk to our business. We recorded foreign currency exchange (gains) losses of $4.3 million, $0.2 million, and $(0.1) million in the years ended December 31, 2022, 2021 and 2020, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
IDEANOMICS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Ideanomics, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ideanomics, Inc. and Subsidiaries (the “Company”), as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 28, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and does not believe that its current level of cash and cash equivalents is sufficient to fund continuing operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combinations

Critical Audit Matter Description

As described in Note 6 to the consolidated financial statements, the Company acquired a controlling interest in Energica increasing its investment from 20.0% in Energica to 72.4% in 2022, and it hat was accounted for as a step acquisition business combination. We identified the evaluation of the acquisition date fair value of intangible assets acquired and goodwill as a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit
Our audit procedures related to the evaluation of acquisition date fair values of the intangible assets acquired and goodwill included the following, among others:
a.We evaluated the design and operating effectiveness of certain controls over the acquisition-date valuation process, including controls over the development of the key assumptions such as the revenue growth and the applied discount rate. We considered the material weaknesses relating to management’s internal controls in determining the nature, timing and extent of audit tests applied in our audit.
b.We read and reviewed the relevant agreements to assess the reasonableness and completeness of assets identified in the purchase price allocation.
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
j.We assessed the sufficiency of Company’s disclosure of its accounting for these acquisitions included in Note 6.

Impairment assessment of intangible assets and goodwill

Critical Audit Matter Description

As described in Notes 2 and 9 to the consolidated financial statements, the Company performs an annual impairment assessment of its indefinite-lived intangible assets and goodwill, or more frequently if events or circumstances indicate that the carrying values exceeds its fair value. The Company reviews other intangible assets with estimable lives for impairment whenever indicators are present that the carrying value may not be recoverable. During 2022, the Company recorded impairments of $38.9 million and $43.3 million of goodwill and intangible assets, respectively. The carrying value, after impairment, of goodwill and intangibles was $37.8 million and $52.8 million, respectively, as of December 31, 2022.

The principal consideration for our determination that this was a critical audit matter is that auditing the valuation of intangible assets and goodwill involved complex judgment due to subjective evaluation of indicators and significant estimation required in determining the recoverability or fair value of the intangible assets and goodwill. Specifically, the cash flow forecasts were sensitive to significant assumptions about future market and economic conditions. Significant assumptions used in the Company’s estimates included sales volume, growth rates, gross profits, operating expenditures, and discount rate, as applicable.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the evaluation of the intangible assets and goodwill for impairment included the following, among others:

a.We evaluated the design and operating effectiveness of certain controls over the Company’s annual impairment assessments of intangible assets and goodwill. We considered the material weaknesses relating to management’s internal controls in determining the nature, timing and extent of audit tests applied in our audit.
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
c.With respect to the Company’s valuation of intangible assets and goodwill as a result of impairment indicators identified:
1.We tested the estimated future cash flows, including but not limited to, comparing significant inputs to observable third party and industrial sources. We also assessed the reasonableness of management’s forecast by inquiring with management to understand how the forecasts were developed and comparing the projections to historical results. and evaluating the reasonableness of management’s projected financial information by comparing to observable economic conditions and other internal and external data.
2.We assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialist whom prepared the valuation analyses.
3.We evaluated the methodologies used to determine the fair values of the impaired intangible assets and goodwill.
4.We involved an internal valuation specialist who assisted in the evaluation and testing performed of the reasonableness of significant methods and assumptions to the models, including the applied discount rate.
d.We reviewed the Company’s reconciliation of net book value of its reporting units as compared to market capitalization.
e.We assessed the Company’s disclosure of its impairment assessments included in Note 1 as well as the sufficiency of footnote disclosure of impairment assessment of intangible assets and goodwill in Note 9.

Valuation of Inventory

Critical Audit Matter Description

As described in Note 2, the Company’s inventory at December 31, 2022 is $28.2 million, and inventory is stated at the lower of cost or net realizable value, with cost generally computed on a first-in, first-out basis. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to costs of revenue. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value.

The principal consideration for our determination that this was a critical audit matter is that the valuation of inventories, specific to write downs, requires management to make significant assumptions and especially complex judgments about the future salability of the inventory and its net realizable value. These assumptions include the assessment of net realizable value by inventory category considering economic trends, future usage and market demand for their products. Additionally, management makes qualitative judgments related to slow moving and obsolete inventories. Given the significant judgments made by management, auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter was addressed in the Audit

The most relevant procedures we performed to address this critical audit matter included the following:

We evaluated the design and operating effectiveness of certain controls over the Company’s valuation of inventory. We considered the material weakness relating to management’s internal controls in determining the nature, timing and extent of audit tests applied in our audit.

We evaluated the Company’s estimate for excess and obsolete inventory including the following:
a.Evaluating the methodology used by management to develop its estimate for reasonableness;
b.Testing the completeness, accuracy, and relevance of the underlying data used by management to develop the estimate;
c.Evaluating the reasonableness of specified inputs supporting management's estimate, including the age of inventory items, historic inventory trends, and historic write-off activity;
d.Utilizing data obtained from physical inventory observation, analytical procedures and other procedures to evaluate the reasonableness of qualitative adjustments, including those related to forecasted demand and usage;
e.Performing inquiries with appropriate financial personnel, regarding obsolete or discontinued inventory models and other factors to corroborate management’s assertions regarding qualitative judgments about slow moving and obsolete inventories; and
f.Testing the mathematical accuracy of the calculations related to the application of the Company’s methodology to specific inventory categories.
g.Evaluating inventory levels and relative obsolescence reserves analytically

Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, NY

March 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of Ideanomics, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Ideanomics, Inc. and Subsidiaries (the "Company") internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
n.There is ineffective oversight from the Company’s Audit Committee.
o.There is a lack of documented compliance -related controls to evaluate transactions in accordance with the Foreign Corrupt Practices Act (“FCPA”).

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 28, 2023 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2022 and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended of the Company and our report dated March 28, 2023 expressed an unqualified opinion on those financial statements.

Explanatory Paragraph – Excluded Subsidiaries

As described in “Management Annual Report on Internal Control Over Financial Reporting,” management has excluded its subsidiary, Energica, from its assessment of internal control over financial reporting as of December 31, 2022 because this entity was acquired by the Company in a purchase business combinations during 2022. We have also excluded Energica from our audit of internal control over financial reporting. As of and for the year ended December 31, 2022, Energica represented 11% of total assets and 11% of revenue.

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

March 30, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Ideanomics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ideanomics Inc. (the "Company") as of December 31, 2020, and the related consolidated statement of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/S BF Borgers CPA PC
BF Borgers CPA PC
PCAOB ID 5041
We served as the Company's auditor from 2018 to 2021
Lakewood, CO
March 31, 2021

IDEANOMICS, INC. CONSOLIDATED BALANCE SHEETS (USD in thousands)

As of December 31,	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$21,929	$269,863
Accounts receivable, net	5,855	3,338
Contract assets	3,579	2,772
Amount due from related parties	899	266
Notes receivable from third parties, net	31,653	54,907
Notes receivable from related party	—	697
Inventory	28,246	6,159
Prepaid expenses	13,341	20,015
Other current assets	8,536	4,490
Total current assets	114,038	362,507
Property and equipment, net	9,072	2,905
Intangible assets, net	52,768	42,546
Goodwill	37,775	16,161
Operating lease right of use assets	15,979	12,827
Financing lease right of use assets	1,565	—
Long-term investments	10,284	35,588
Other non-current assets	1,320	903
Total assets	$242,801	$473,437

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities
Accounts payable	$29,699	$6,674
Deferred revenue (including customer deposits of $2,280 and $3,163 as of December 31, 2022 and 2021, respectively)	2,749	5,392
Accrued salaries	9,848	8,957
Amount due to related parties	2,376	1,102
Other current liabilities	13,676	7,137
Current portion of operating lease liabilities	4,082	3,086
Current portion of financing lease liabilities	345	—
Current contingent consideration	867	648
Promissory note due to related party-short term	2,021	—
Promissory note due to third parties-short term	7,270	312
Convertible promissory note due to third-parties	3,928	57,809
Total current liabilities	76,861	91,117
Promissory note-long term	1,957	—
Operating lease liability-long term	12,273	9,647
Financing lease liabilities-long term	1,188	—
Non-current contingent liabilities	—	350
Deferred tax liabilities	3,000	5,073
Other long-term liabilities	959	620
Total liabilities	96,238	106,807
Commitments and contingencies (Note 19)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of December 31, 2022 and 2021, respectively	1,262	1,262
Series B - 5,000,000 shares issued and outstanding	8,850	—
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 598,286,221 and 497,272,525 shares issued and outstanding as of December 31, 2022 and 2021, respectively	597	497
Additional paid-in capital	1,004,082	968,066
Accumulated deficit	(866,450)	(605,758)
Accumulated other comprehensive (income) loss	(6,104)	222
Total Ideanomics, Inc. shareholder's equity	132,125	363,027
Non-controlling interest	4,326	2,341
Total equity	136,451	365,368
Total liabilities, convertible redeemable preferred stock and equity	$242,801	$473,437
The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC. OPERATIONS (USD in thousands, except per share data)

For the years ended December 31,	2022	2021	2020
Revenue from sales of products (including from a related party of $10, $1 and $10 for the years ended December 31, 2022, 2021 and 2020, respectively)	$64,452	$37,009	$25,128
Revenue from sales of services	36,070	75,766	1,631
Other revenue	414	1,305	—
Total revenue	100,936	114,080	26,759
Cost of revenue from sales of products (including from a related party of $0, $36 and $13 for the years ended December 30, 2022, 2021 and 2020, respectively)	72,047	37,845	23,644
Cost of revenue from sales of services	29,330	51,562	1,058
Cost of other revenue	374	1,445	—
Total cost of revenue	101,751	90,852	24,702
Gross profit	(815)	23,228	2,057

Operating expenses:
Selling, general and administrative expenses	148,678	107,535	44,940
Research and development expense	3,888	760	1,635
Asset impairments	91,333	71,070	33,230
Goodwill impairments	38,868	101,470	18,089
Change in fair value of contingent consideration, net	(131)	(9,600)	(5,503)
Litigation settlements	1,362	5,432	—
Depreciation and amortization	7,717	6,118	5,310
Total operating expenses	291,715	282,785	97,701

Loss from operations	(292,530)	(259,557)	(95,644)

Interest and other income (expense):
Interest income	3,504	1,502	108
Interest expense	(2,950)	(2,139)	(16,078)
Expense due to conversion of notes	—	—	(2,266)
Gain on extinguishment of debt	—	300	8,891
(Loss) Gain on disposal of subsidiaries, net	(276)	(1,264)	276
Gain on remeasurement of investment	10,965	2,915	—
Other income, net	6,478	1,261	6,604
Loss before income taxes and non-controlling interest	(274,809)	(256,982)	(98,109)

Income tax benefit	7,711	11,786	3,308
Impairment of and equity in loss of equity method investees	(15,018)	(11,529)	(16,780)

Net loss	(282,116)	(256,725)	(111,581)

Deemed dividend related to warrant repricing	—	—	(184)

Net loss attributable to common shareholders	(282,116)	(256,725)	(111,765)

Net loss attributable to non-controlling interest	21,424	716	10,501

Net loss attributable to Ideanomics, Inc. common shareholders	$(260,692)	$(256,009)	$(101,264)

Basic and diluted loss per share	$(0.51)	$(0.57)	$(0.47)

Weighted average shares outstanding:

Basic and diluted	512,702,986	447,829,204	213,490,535
The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (USD in thousands)

For the years ended December 31,	2022	2021	2020

Net loss	$(282,116)	$(256,725)	$(111,581)
Other comprehensive loss, net of nil tax
Foreign currency translation adjustments	(7,591)	(1,385)	3,158
	(289,707)	(258,110)	(108,423)
Deemed dividend related to warrant repricing	—	—	(184)
Comprehensive loss attributable to non-controlling interest	22,689	2,020	9,238
Comprehensive loss attributable to Ideanomics, Inc. common shareholders	$(267,018)	$(256,090)	$(99,369)
The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended December 31, 2022, 2021 and 2020 (USD in thousands, except per share data)

	Common Stock	Par Value	Preferred Stock	Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders' equity	Non- controlling Interest*	Total Equity
Balance, December 31, 2019	149,692,953	$150	—	$—	$282,556	$—	$(248,483)	$(664)	$33,559	$25,178	$58,737
Share-based compensation	—	—	—	—	11,972	—	—	—	11,972	—	11,972
Common stock issuance for professional fees	1,804,033	2	—	—	1,640	—	—	—	1,642	—	1,642
Common stock issuance for convertible notes	40,662,420	40	—	—	45,626	—	—	—	45,666	—	45,666
Common stock issuance for acquisitions, investments, and assets	13,056,055	13	—	—	8,179	—	—	—	8,192	—	8,192
Common stock issuance for warrant exercise	8,995,906	9	—	—	7,206	—	—	—	7,215	—	7,215
Measurement period adjustment	—	—	—	—	—	—	—	—	—	(11,584)	(11,584)
Non-controlling shareholder contribution	—	—	—	—	—	—	—	—	—	100	100
Common stock issued to settle debt	4,577,876	5	—	—	2,309	—	—	—	2,314	—	2,314
Common stock issued under employee stock incentive plan	2,634,666	3	—	—	1,723	—	—	—	1,726	—	1,726
Extinguishment of convertible note	—	—	—	—	(12,000)	—	—	—	(12,000)	—	(12,000)
Common stock issuance	123,437,386	123	—	—	182,655	—	—	—	182,778	(280)	182,498
Net loss**	—	—	—	—	—	—	(101,264)	—	(101,264)	(10,938)	(112,202)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	—	—	—	1,895	1,895	1,263	3,158
Balance, December 31, 2020	344,861,295	345	—	—	531,866	—	(349,747)	1,231	183,695	3,739	187,434
Share-based compensation	—	—	—	—	21,982	—	—	—	21,982	—	21,982
Contingent Shares	—	—	—	—	1,520	—	—	—	1,520	—	1,520
Common stock issuance for acquisition	18,926,413	19	—	—	59,789	—	—	—	59,808	—	59,808
Common stock issuance for professional fee	962,689	—	—	—	2,318	—	—	—	2,318	—	2,318
Common stock issued under employee stock incentive plan	10,559,084	11	—	—	8,279	—	—	—	8,290	—	8,290
Common stock issuance for convertible note	55,278,885	55	—	—	157,711	—	—	—	157,766	—	157,766
Common stock issuance	68,293,722	69	—	—	188,477	—	—	—	188,546	—	188,546
Changes in available-for-sale securities fair value	—	—	—	—	—	—	—	—	—	—	—
Non-controlling shareholder contribution	—	—	—	—	—	—	—	—	—	157	157
Tax withholding paid for net share settlement of equity awards	(1,609,563)	(2)	—	—	(3,876)	—	—	—	(3,878)	—	(3,878)
Net income (loss)	—	—	—	—	—	—	(256,011)	—	(256,011)	(1,179)	(257,190)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	—	—	—	(1,009)	(1,009)	(376)	(1,385)
Balance, December 31, 2021	497,272,575	497	—	—	968,066		(605,758)	222	363,027	2,341	365,368

Share-based compensation	—	—	—	—	10,603	—	—	—	10,603	—	10,603
Re-acquired shares	(6,627,565)	(7)	—	—	6	—	—	—	(1)	—	(1)
Acquisition of subsidiaries	—	—	—	—	—	—	—	—	—	24,827	24,827
Common stock issuance for professional fee	2,709,006	3	—	—	1,455	—	—	—	1,458	—	1,458
Common stock issued under employee Stock Incentive Plan	125,000	—	—	—	66	—	—	—	66	—	66
Common stock issuance for convertible note	67,128,922	67	—	—	16,722	—	—	—	16,789	—	16,789
Common stock issuance	17,300,000	17	—	—	2,869	—	—	—	2,886	—	2,886
Employee termination option repurchase	—	—	—	—	(11)	—	—	—	(11)	—	(11)
Preferred stock warrants	—	—	—	—	1,150	—	—	—	1,150	—	1,150
Accrued dividend for preferred stock	—	—	—	—	(56)	—	—	—	(56)	—	(56)
Investments from noncontroller shareholders	—	—	—	—	—	—	—	—	—	264	264
Share issuance pertinent to SEPA	19,833,333	20	—	—	3,295	—	—	—	3,315	—	3,315
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	(417)	(417)
Tax withholding paid for net share settlement of equity awards	—	—	—	—	(83)	—	—	—	(83)	—	(83)
Net income (loss)	—	—	—	—	—	—	(260,692)	—	(260,692)	(21,424)	(282,116)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	—	—	—	(6,326)	(6,326)	(1,265)	(7,591)
Balance, December 31, 2022	597,741,271	$597	$—	$—	$1,004,082	$—	$(866,450)	$(6,104)	$132,125	$4,326	$136,451
*    Excludes accretion of dividend for redeemable non-controlling interest
**    Excludes deemed dividend related to warrant repricing
The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (USD in thousands)

For the years ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net loss	$(282,116)	$(256,725)	$(111,581)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	10,603	21,982	11,972
Depreciation and amortization	8,189	6,118	5,310
Obsolescence of inventory	1,990	856	—
Noncash lease expense	3,754	1,556	—
Non-cash interest expense (income)	(1,909)	(873)	14,785
Allowance for doubtful accounts	907	362	1,219
Bad debt expense	—	—	1,643
Income tax benefit	(7,902)	(12,011)	(3,308)
Issuance of common stock for professional fees	1,647	1,430	—
Expense due to conversion of notes	—	—	2,266
Other income (forgiveness of liabilities)	404	(1,198)	—
Change in fair value of contingent consideration, net	(131)	(9,600)	(5,503)
Gain on extinguishment of debt	—	(300)	(8,891)
Impairment of and equity in losses of equity method investees	15,018	11,529	16,780
Settlement of ROU operating lease liabilities	—	—	(5,926)
Loss on disposal of fixed assets	269	—	—
Impairment losses	130,201	172,540	51,319
Foreign currency exchange losses	974	—	—
Loss (gain) on disposal of subsidiaries, net	273	1,323	(276)
Gain on remeasurement of investment	(10,965)	(2,915)	—

Change in assets and liabilities, net of acquisitions:
Accounts receivable	(1,653)	5,941	(6,214)
Inventory	(14,997)	(4,418)	—
Prepaid expenses and other assets	5,943	(13,089)	(6,745)
Accounts payable	19,593	(1,577)	2,206
Deferred revenue	(3,665)	2,188	652
Amount due to related parties (interest)	(617)	665	1,269
Accrued expenses, salary and other current liabilities	(5,799)	686	(2,445)
Net cash used in operating activities	(129,989)	(75,530)	(41,468)

Cash flows from investing activities:
Acquisition of property and equipment	(7,315)	(2,807)	(191)
Acquisition of intangible assets	(560)	(3,712)	—
Proceeds from disposal of fixed asset	370	—	—
Disposal of subsidiaries, net of cash disposed	(12)	2,495	—
Acquisition of subsidiaries, net of cash acquired	(54,889)	(100,859)	—
Proceeds from selling available for sales securities	4,031	—	—
Investment in debt securities	(32,445)	(70,047)	—
Investments in long-term investment	(3,477)	(44,941)	(2,850)
Proceed from long term investment	659	—	—
Notes receivable from related party	—	—	—
Loans to third-parties	—	—	(1,988)
Loans to related-party	(1,319)	(691)	—
Proceeds from loan repayment	—	473	1,529
Proceeds from loan repayment - related party	400	—	—
Investment in available for sales securities	(165)	—	—
Net cash used in investing activities	(94,722)	(220,089)	(3,500)

Cash flows from financing activities
Proceeds from exercise of options and warrants and issuance of common stock	589	196,835	191,440
Proceeds from issuance of convertible notes	4,875	295,000	27,000
Proceeds from issuance of preferred stock and warrants	10,000	—	—
Borrowings from related parties	2,000	—	—
Borrowings from third parties	485	—	—
Proceeds from revolving line of credit	6,890	—	—
Repayments to third parties	(128)	—	—
Principal payments on revolving line of credit	(4,706)	—	—
Repayment of convertible notes	(40,833)	(80,000)	(12,000)
Proceeds from noncontrolling interest shareholder	49	157	7,148
Repayment of redeemable noncontrolling interest	—	(8,820)	—
Tax withholding paid for net share settlement of equity awards	(84)	(3,877)	—
Proceeds (repayments) due from/to related parties	—	—	(2,999)
Payment of finance lease obligations	(161)	—	—
Borrowings (repayments) from/to third parties	—	—	(2,540)
Net cash provided by financing activities	(21,024)	399,295	208,049
Effect of exchange rate changes on cash	(2,199)	423	50
Net increase (decrease) in cash, cash equivalents and restricted cash	(247,934)	104,099	163,131

Cash, cash equivalents and restricted cash at the beginning of the year	269,863	165,764	2,633

Cash, cash equivalents and restricted cash at the end of the year	$21,929	$269,863	$165,764

Supplemental disclosure of cash flow information:
Cash paid for income tax	$191	$1,410	$—
Cash paid for interest	1,578	1,516	3,004

Issuance of shares for contingent consideration	—	—	8,192
Issuance of shares for convertible notes conversion	16,789	157,766	45,114
Tree Technologies measurement period adjustment to goodwill, non-controlling interest and intangible assets	—	—	12,848
Issuance of shares for acquisition of long-term investments	—	59,808	—
Issuance of shares for repayment of convertible note and accrued interest	2,153	—	—
Issuance of shares for SEPA inducement	754	—	—
Issuance of shares for notes receivable	2,786	—	—
Purchases of property and equipment with unpaid costs accrued in accounts payable	541	—	—
Purchases of intangibles with unpaid costs accrued in accounts payable	136	—	—
The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Organization and Principal Activities
Ideanomics, Inc. (Nasdaq: IDEX) is a Nevada corporation that primarily operates in Asia, Europe and the United States through its subsidiaries. Unless the context otherwise requires, the use of the terms "we," "us," "our" and the “Company” in these notes to consolidated financial statements refers to Ideanomics, its consolidated subsidiaries.
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
Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Pursuant to the requirements of the ASC 205, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

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

As of December 31, 2022, the Company had cash and cash equivalents of approximately $21.9 million, of which $15.5 million is held in China and is subject to local foreign exchange regulations in that country and additionally two subsidiaries have required capital or liquidity requirements of $2.2 million. The company has initiated a formal process to repatriate approximately $7.0 million in cash funds located in China. This process is not subject to local foreign exchange regulations rather is subject to the other administrative regulatory applications and approvals. The Company also had accounts payable and accrued expenses of $39.5 million, other current liabilities of $13.7 million, current contingent consideration of $0.9 million, lease payments due within the next twelve months of $4.1 million, and payments of short-term and long-term debt due within the next twelve months of $5.9 million. The Company had a net loss of $282.1 million for the year ended December 31, 2022, and an accumulated deficit of $866.5 million.

The Company believes that its current level of cash and cash equivalents are not sufficient to fund continuing operations, including VIA, which acquisition was closed by the company on January 31, 2023. The Company will need to bring in new capital to support its growth and, as evidenced from its successful capital raising activities in 2020 and 2021, believes it has the ability to continue to do so. However, there can be no assurance that this will occur.

The Company has various vehicles through which it could raise a limited amount of equity funding, however, these are subject to market conditions which are not within management’s control. As our Quarterly Report on Form 10-Q was not filed timely, we will not be Form S-3 eligible until August 9, 2023, which could make fund raising more difficult or more expensive. Management continues to seek to raise additional funds through the issuance of equity, mezzanine or debt securities. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our business and industry. These factors individually and collectively raise doubt about the Company’s ability to continue as a going concern. In addition, our independent auditors have included in their report on our financial statements for the year ended December 31, 2022, an paragraph related to the existence of substantial doubt about our ability to continue as a going concern.

The Company has experienced greater net losses and negative cash flows from operating and investing activities in the year ended December 31, 2022, consistent with its business plan for ongoing activities and planned acquisitions. As of the date of the filing of this Form 10-K, securing additional financing is in progress, and as such management has limited the extent to which it is taking actions to delay, scale back, or abandon future expenditures. As such, management’s actions to preserve an adequate level of liquidity for a period extending twelve months from the date of the filing of this Form 10-K are no longer sufficient on their own without additional financing, to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern. We currently do not have adequate cash to meet our short or long-term needs. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

The Company’s ability to raise capital is critical. The company has raised approximately $43 million, since the beginning of the fourth quarter 2022, including the sale of preferred shares, issuance of a convertible note, the sale of financial assets and the sale of shares under the SEPA. In the next 90 days, we anticipate we will utilize the remainder of the 24.0 million shares available under the SEPA ($2.5 million). In addition, the company is working to close on multiple term sheets, which if successful, could bring in excess of $50 million in proceeds to the company.
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

In the year ended December 31, 2021, the company generated $29.7 million in revenues in the PRC, primarily from the sale of electric vehicle products. For the year ended December 31, 2022, the company generated $39.1 million iin revenues in the PRC. The carrying value of long lived assets in the PRC for the year ended December 31, 2022, was $0.1 million aand cash held in the PRC was approximately $15.5 million for the year ended December 31, 2022.

For the year ended December 31, 2022, the Company recorded charges of $1.2 million in connection with its restructuring actions and selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $1.1 million. Employee termination benefits were recorded based on statutory requirements, completed negotiations and Company policy.

Note 2.    Summary of Significant Accounting Policies
(a)Basis of Presentation
The consolidated financial statements of Ideanomics, its subsidiaries were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenues and expenses of the subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation.
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
(c)Cash and Cash Equivalents
Cash consists of cash on hand, demand deposits, time deposits, and other highly liquid instruments with an original maturity of three months or less when purchased. Investments in money market or similar funds are evaluated in order to determine if the fund meets the definition of cash equivalents. The factors evaluated include the weighted-average maturity date of the fund's underlying securities, the fund's redemption policies, and if the fund's investment attributes are consistent with the investment attributes of an SEC-registered money market fund. Refer to Note 20 for additional information on our credit and foreign currency risks.
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
(e)Notes receivable, net

Notes receivable consist of two convertible promissory notes for which the Company had elected the fair value option. The convertible notes receivable were recorded at fair value at the reporting period and any changes to fair value and foreign currency were recorded in earnings. Refer to Note 5 for additional information.

Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances and records an allowance for doubtful accounts if the Company determines if the risk of non-payment of the loan is probable and estimable.
(f)Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and improvements, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is recognized in the consolidated statement of operations. Depreciation is provided for on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful life is 3 to 10 years for furniture and electronic equipment, 3 to 5 years for vehicles, 5 years for shop equipment and the lesser of lease terms or 10 years for leasehold improvements.
Construction in progress is stated at the lower of cost or fair value, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. The Company recorded impairment losses of $3.3 million in the year ended December 31, 2020, related to Fintech Village’s land, building and capitalized architect costs. Refer to Note 8 for additional information.
In the year ended December 31, 2021, we closed on the sale of Fintech Village for $2.8 million, incurring commissions and fees of $0.2 million.
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
The Company recorded impairment losses related to retirement asset costs of $2.0 million in the year ended December 31, 2020. There were no impairment losses related to retirement asset costs for the years ended December 31, 2022 and 2021, respectively. Refer to Note 8 for more information.
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
The Company recorded an impairment loss of $38.9 million, $101.5 million and $18.1 million, respectively, related to goodwill in the year ended December 31, 2022, 2021 and 2020, respectively. Refer to Note 9 for additional information.
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
The Company recorded impairment losses related to intangible assets acquired in various acquisitions of $43.3 million, $50.6 million and $20.4 million in the years ended December 31, 2022, 2021 and 2020, respectively. Refer to Note 9 for additional information.
(i)Inventory
Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or net realizable value, with cost generally computed on a first-in, first-out basis excluding electronic motorcycles. Electronic motorcycle inventories are stated on a specific identification method. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to costs of revenue. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value.
The majority of the inventory represents finished assemblies and sub assemblies to be used in delivering electric powertrain components, electric tractors and electric motorcycles to customers.
There were no inventories as of December 31, 2020, as the inventories were acquired with the 2021 Acquisitions.
The composition of inventory is as follows (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$12,043	$245
Work in progress	10,868	90
Finished goods	11,043	6,689
Inventory Reserve	(5,708)	(865)
Total	$28,246	$6,159

The following table summarizes the movement in the inventory reserve (in thousands):

	December 31, 2022	December 31, 2021
Balance at the beginning of the year	$(865)	$—
Increases	(4,843)	(865)
Decreases	—	—
Balance at the end of the year	$(5,708)	$(865)
As of December 31, 2022, the carrying amount of inventories serving as collateral for short-term borrowing agreements is $2.0 million. The borrowing agreement was not executed until 2022, and as such, no inventory serviced as collateral for short-term borrowing agreements as of December 31, 2021.
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
Impairment of Investments
Management periodically reviews long-term investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investment may not be fully recoverable. Management considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, an impairment loss is recorded to record the investment at fair value. The Company recorded impairment losses of $0.0 million, $1.5 million and $0.2 million in the years ended December 31, 2022, 2021 and 2020, respectively, for equity investments accounted for under the measurement alternative, and recorded impairment losses of $11.8 million, $7.9 million and $16.7 million in the years ended December 31, 2022, 2021 and 2020, respectively, for investments accounted for as equity method investments. Refer to Note 10 for additional information on impairment losses related to investments.
(k)    Leases
The Company leases certain facilities, vehicles and equipment from third-parties. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For leases beginning in 2019 and later, at the inception of a contract management assesses whether the contract is, or contains, a lease. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the right to substantially all the economic benefit from the use of the asset throughout the period is obtained, and (3) whether the Company has the right to direct the use of the asset. At the inception of a lease, management allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company accounts for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs).
Leases may include one or more options to renew, with renewal terms that can extend the lease term from one year or more. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. The Company’s leases do not include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Certain lease agreements include rental payments adjusted periodically for inflation. The majority of the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The majority of the

Company’s leases are classified as operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases and initial direct costs on our right-of-use asset and lease liability was not material.
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
In the years ended December 31, 2022, 2021 and 2020, the Company recorded impairment losses of $0.0 million, $0.1 million and $6.3 million, respectively, related to right of use assets subsequent to vacating the real estate.
Refer to Note 11 for additional information.
(l)    Product Warranties
Certain of the Company’s products are sold subject to standard product warranty terms, which generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. The Company estimates the liability for warranty claims based on standard warranties, the historical frequency of claims and the cost to replace or repair products under warranty. Factors that influence the warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim. The warranty liability as of December 31, 2022 and 2021 is $0.6 million and $0.5 million, respectively, and is included in “Other current liabilities” within the consolidated balance sheet.
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
(n)    Fair Value Measurements
Our financial instruments that are not re-measured at fair value include cash and cash equivalents, accounts receivable, net, notes receivable, net, accounts payable and other current liabilities. The carrying values of theses financials instruments approximate their fair values with the exception of contingent consideration. Refer to Note 23 for additional information.
Our non-financial assets that are measured at fair value on a nonrecurring basis include goodwill and other intangible assets, and adjustment in carrying amount of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used.

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
(p)    Foreign Currency Translation
The Company uses the United States dollar as its reporting currency. The Company’s worldwide operations utilize the local currency or USD as the functional currency, where applicable. For certain foreign subsidiaries, USD is used as the functional currency. This occurs when the subsidiary is considered an extension of the parent. The functional currency of subsidiaries located worldwide are either in RMB, HKD or the EURO. In the consolidated financial statements, the financial information of the entities which use RMB and HKD as their functional currency has been translated into USD: assets and liabilities are translated at the exchange rates on the balance sheet date, equity amounts are translated at the historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period. Translation adjustments arising from these are reported as foreign currency translation adjustments and are shown as a component of “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheets.
Transactions denominated in currencies other than functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated in the functional currency at the applicable rates of exchange in effect at the balance sheet date. Foreign currency (gains) losses of $4.3 million, $0.2 million, and $(0.1) million were recorded in the years ended December 31, 2022, 2021, and 2020, respectively.
(q)    Escrow and Trust Deposits
In providing escrow services, the Company holds funds for others in a fiduciary capacity, pending completion of real estate transactions. A separate, self-balancing set of accounting records is maintained to record escrow transactions. Escrow trust funds held for others are not the Company’s and, therefore, are excluded from the consolidated balance sheet, however, the Company remains contingently liable for the disposition of these deposits. Escrow trust balances at December 31, 2022 and 2021, were $9.3 million and $21.4 million respectively. It is a common industry practice for financial institutions where escrow funds are deposited to either reimburse or to directly provide for certain costs related to the delivery of escrow services. The Company follows the practice of non-recognition of costs borne by the financial institution where escrow funds are deposited.
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
(s)    Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $4.0 million, $2.3 million and $0.2 million in the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company recognizes the effect of uncertain income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50.0% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to record interest and penalties related to income taxes as a component of income tax expense. There were no material interest or penalties for the years ended December 31, 2022, 2021 and 2020, respectively.
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

(x)VIE Structures and Arrangements

In the year ended December 31, 2022, the Company consolidated its VIE located in Italy in which it holds variable interests and was the primary beneficiary through contractual agreements. The Company is the primary beneficiary because it holds the power to direct activities that most significantly affected their economic performance and has the obligation to absorb or right to receive the majority of their losses or benefits. The results of operations and financial position of this VIE are included in the consolidated financial statements for the year ended December 31, 2022. Refer to Note 6.

Additionally, VIA was identified as a VIE in consideration of the aggregate funding provided since August 2021 through the acquisition date of January 31, 2023. Prior to entering into the Merger Agreement, on June 7, 2021, the Company and VIA entered into a SAFE for an amount of $7.5 million which is recorded in Long-term investments as a cost method investment. VIA is not consolidated as the Company did not participate in the design of VIA, does not have significant influence over VIA to make management decisions, did not have any representation on the VIA’s board and did not provide more than half of the total equity as of the years ended December 31, 2022 and 2021.

The maximum exposure for this VIE is represented in the consolidated balance sheets. The maximum exposure is limited to $39.1 million and $50.6 million for the years ended December 31, 2022 and 2021, respectively, recorded in Notes receivables from third parties, net and Long-term investments. Refer to Notes 5, 10 and 23 for additional information regarding transactions with VIA.

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
In May 2021, the FASB issued ASU No. 2021-04, which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The Company adopted ASU 2021-04 on January 1, 2022. The Company has no freestanding equity-classified written call options and as such there was no effect.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company on the date the ASU was issued. The Company has adopted ASU 2016-13 effective January 1, 2023 during Q1 2023. Management is currently evaluating the effect of the adoption of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of our accounts receivable and the economic conditions at the time of adoption.

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
Note 3.    Revenue
The following table summarizes the Company's revenues disaggregated by revenue source, geography (based on the Company's business locations), and timing of revenue recognition (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Geographic Markets
North America	$51,580	$84,303	$1,631
Asia	40,511	29,777	25,128
Europe	8,845	—	—
Total	$100,936	$114,080	$26,759

Product or Service
Digital advertising services and other	$—	$231	$1,631
Title and escrow services	32,223	72,686	—
Electric vehicle products	51,178	31,123	19,462
Electric vehicle services	250	204	—
Electric motorcycle products and services	10,469	—	—
Electric motorcycle sponsorship services	1,040	—	—
Combustion engine vehicles	—	—	5,160
Charging, battery and powertrain products	3,880	5,886	506
Charging, battery and powertrain services	1,482	2,645	—
Other	414	1,305	—
Total	$100,936	$114,080	$26,759

The following table provides information about client receivables, contract liabilities and contract assets from contracts with customers:

	Year ended
Balances from contracts with customers:	December 31, 2022	December 31, 2021
Accounts receivable, net	$5,855	$3,338
Deferred revenue	2,749	5,392
Contract assets	3,579	2,772

In the years ended December 31, 2022 and 2021, the Company recorded grant revenue of $0.3 million and $1.3 million in "Other revenue" in the consolidated statements of operations. There was no grant revenue for the year ended December 31, 2020.

For the years ended December 31, 2022 and 2021, the Company recorded a contract assets of $3.6 million and $2.2 million, respectively, for WAVE. This increase is primarily due to the inability to invoice all projects prior to resolving government billing requirements. The Company expects to resolve these billing issues and invoice for the outstanding contract assets of $3.6 million in the year ending December 31, 2023, and at that time will reclassify the contract assets to accounts receivable, net.
The following table reflects the Company’s deferred revenue balance as of December 31, 2022 and 2021 (in thousands):

	Year ended
Deferred revenue from contracts with customers:	December 31, 2022	December 31, 2021
Beginning balance	$5,392	$2,879
Revenue recognized, included in beginning balance	(3,975)	(650)
Additions, net of revenue recognized during period, and other	1,332	3,163
Ending Balance	$2,749	$5,392

In the years ended December 31, 2022, 2021, and 2020, the Company recognized revenue of $4.0 million, $0.7 million, and $0.5 million, respectively, recorded in deferred revenue as of the beginning of the period.

Note 4. Available-for-Sale Securities

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

Note 5. Notes Receivable from Third Parties

The following table provides certain information related to notes receivable consists of the following (in thousands):

	As of December 31, 2022
	Cost	Interest	Unrealized Gains	Unrealized Losses	Impairment	Estimated Fair Value
VIA Note (a)	$63,218	$2,603	$—	$—	$(34,213)	$31,608
VIA Note 2 (a)	14,468	233	—	—	(14,701)	—
Inobat Note (b)	11,819	863	—	(1,083)	(11,599)	—
Timios (c)	—	—	—	—	—	—
Green Power Motor Company (d)	45	—	—	—	—	45
Total notes receivable	$89,550	$3,699	$—	$(1,083)	$(60,513)	$31,653

	As of December 31, 2021
	Cost	Interest	Unrealized Gains	Unrealized Losses	Impairment	Estimated Fair Value
VIA Note (a)	$42,500	$578	$—	$—	$—	$43,078
Inobat Note (b)	11,819	10	—	—	—	11,829
Total notes receivable	$54,319	$588	$—	$—	$—	$54,907

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

As of December 31, 2022, the principal amount of the convertible promissory note was $63.2 million, the note was secured by the certain assets and rights of VIA, bore interest at an annual rate of 4.0% and the scheduled maturity date was the earlier of the closing date of the acquisition or one year after the agreement is terminated according to its terms.

The convertible promissory note contained certain customary events of default and other rights and obligations of the parties. The company expects to convert this promissory note in conjunction with the closing of the acquisition of VIA. Management assessed the probability of closing the acquisition in determining the recoverability of the promissory note.

The Company entered into a secured promissory note (VIA Note-2) of $2.2 million with VIA on May 20, 2022. The Company entered into an amendment of the secured promissory note during the second quarter of 2022 to provide an additional $5.1 million. The company entered into further amendments during the third quarter of 2022 to provide a total of an additional $4.4 million and additional amendments in the fourth quarter of 2022 to provide an additional $4.6 million, bringing the total payable under the note as of December 31, 2022 to $16.3 million. The note was secured by the certain assets and rights of VIA, bore interest at an annual rate of 4.0%. The principal and interest is due and payable in the event of the termination of the merger agreement.

The company experienced significant delays in the closing of the acquisition of VIA and in the fourth quarter of 2022 withdrew the S-4 resulting in an inability to close the acquisition in the manner originally contemplated. Consequently, the outstanding balances were re-evaluated as to recovery and the balances adjusted to estimated recovery values inclusive of the risks associated with the consummation of the acquisition and the credit risks in the event of an unsuccessful closing.
(b)Inobat Convertible Promissory Note
On December 24, 2021, the Company invested €10.0 million ($11.4 million) in Inobat via a convertible promissory note, was due December 24, 2022. Inobat specializes in the research, development, manufacture, and provision of innovative electric batteries custom-designed to meet the specific requirements of global mainstream and specialist OEMs within the automotive, commercial vehicle, motorsport, and aerospace sectors. Inobat is a European based battery manufacturer, that has a battery research and development facility and pilot line under development in Slovakia.
The principal amount of the convertible promissory note is €10.0 million ($11.4 million) is unsecured, bears interest at an annual rate of 8.0%, and the scheduled maturity date is December 28, 2022.
The convertible promissory note contains certain customary events of default and other rights and obligations of the parties.

The loan due from Inobat matured in December 2022 without any receipt of payment, in March 2023, the company extended the maturity date of the loan to May 2023 The Company determined that the Inobat note was fully impaired and recorded an impairment loss of $11.6 million recorded in "Asset impairments" in the year ended December 31, 2022.

(c)Timios Promissory Note

During the first quarter of 2022, Timios purchased mortgage notes at a fair value of $0.5 million, the notes bear interest of 3.5% and 4.875%. The notes mature August 2043 and December 2049. Installments for the loans are approximately $3,000.

In the fourth quarter of 2022, Timios sold the mortgage notes for $0.3 million, this resulted in a loss of $0.2 million in the year ended December 31, 2022.

(d)Green Power Motor Company

On July 29, 2022, the Company loaned $43,500, to Green Power Motor Company. Interest will accrue on the outstanding principal at a rate of fixed interest rate per annum equal to 7.50%. Borrower will make 80 consecutive monthly payments commencing on September 1, 2022.
Note 6.    Acquisitions and Divestitures

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
2022 Acquisitions and Divestitures

The Company has completed the below acquisition in the year ended December 31, 2022. The accompanying consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. All of the acquisitions have been accounted for as business combinations.

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

Acquisition Method Accounting Estimates

The final purchase price allocation for Energica was $58.1 million including $2.0 million in cash obtained through the acquisition. The purchase price was paid in cash and funded from available cash resources. The table below summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisition of Energica.

In conjunction with the acquisition of Energica, the Company remeasured the 20.0% previously accounted for as an equity method investment. The fair value measurement is based on significant inputs to include discounted cash flow analyses that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The Company determined the enterprise value using external specialists in support of the preliminary purchase price allocation referenced in the table below. The Company used this enterprise value to remeasure the previous equity investment by stepping up the value of the 20.0% equity ownership to reflect the proceeds paid to gain control of Energica. This remeasurement resulted in a gain of $11.0 million recorded in the year ended December 31, 2022, this was recorded in Gain on remeasurement of investment, in our consolidated statement of operations.

The fair value of the 27.6% non-controlling interest in Energica is estimated to be $24.8 million. The fair value measurement is based on significant inputs to include discounted cash flow analyses that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The Company determined the enterprise value using external specialists in support of the preliminary purchase price allocation referenced in the table below. The Company used this enterprise value to remeasure the previous non-controlling interest by stepping up the value of the non-controlling interest less a discount for lack of marketability. The discount for the lack of marketability was calculated by external specialists using a Finnerty model.

(Dollars in thousands)
Cash paid at closing	$58,140
Fair value of previously held interest	22,183
Fair value of non-controlling interest	24,778
Purchase price	$105,101

Allocated to:
Current assets	$19,708
Property and equipment, net	1,927
Intangible assets –Customer relationships	14,226
Intangible assets – Development technology	18,603
Intangible assets – Trademark and trade name	14,496
Goodwill	60,394
Other assets	1,024
Current liabilities	(16,894)
Other liabilities	(8,383)
Fair value of assets acquired, less liabilities assumed	$105,101

The useful lives of the intangible assets acquired is as follows:

Energica
Intangible assets – customer relationships	13.0
Intangible assets – development technology	8.0
Intangible assets – trademark and tradename	25.0
Weighted average	14.7

The estimated amortization expense related to these intangible assets for each of the years subsequent to December 31, 2022, is as follows (amounts in thousands):

2023 remaining	4,000
2024	4,000
2025	4,000
2026	4,000
2027	4,000
2028 and beyond	24,145
Total	44,145

Amortization expense related to intangible assets created as a result of the Energica acquisition for the year ended December 31, 2022 was $3.2 million.

The goodwill from the Energica acquisition represents future economic benefits that we expect to achieve as a result of the Energica acquisition, Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

Revenue of $11.5 million and net loss of $35.1 million for the year ended December 31, 2022, respectively, have been included in the condensed consolidated financial statements.

Refer to Note 9 for information related to an impairment charge recognized for the Energica reporting unit during the year ended December 31, 2022.

Dispositions

Seven Stars Energy Pte. Ltd.

On February 9, 2022, the Company transferred its 51.0% interest in Seven Starts Energy Pte. Ltd. to Fan Yurong, a current shareholder of SSE, for a nominal amount.

The Company recognized a disposal loss of $0.2 million as a result of the deconsolidation of SSE and such loss was recorded in “Loss on disposal of subsidiaries, net” in the consolidated statements of operations for the year ended December 31, 2022.

Ideanomics Shengtong New Energy Co., Ltd.
On November 29, 2022, the Company sold its 80% ownership on Shandong to the entity’s minority shareholder and its related party in amount of RMB 2.7 million($0.5 million), 70% to the entity’s minority shareholder in amount of RMB 2.4 million ($0.4 million) and 10% to a third party in amount of RMB 0.3 million ($0.1 million). The Company recognized a disposal loss of $0.1 million as a result of the deconsolidation and such loss was recorded in “Loss on disposal of subsidiaries, net” in the condensed consolidated statements of operations for the nine months ended December 31, 2022.
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
Revenue of $32.2 million and net loss of $16.3 million for the year ended December 31, 2022, related to Timios have been included in the consolidated financial statements since the acquisition.

The final purchase price allocation for Timios is summarized in the table below in the “Acquisition Method Accounting Estimates” section of this note.

Refer to Note 9 for information related to an impairment charge recognized for the Timios reporting unit during the year ended December 31, 2022 and 2021.

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

Pursuant to the WAVE Agreement, $5.0 million of the cash consideration was paid into escrow pending a one year indemnification review. The agreement provided that 3.6 million shares of the Company’s common stock be held back at closing, to be released upon the receipt of certain customer consents not obtained prior to closing. As of December 31, 2022, 0.5 million shares of the Company’s common stock remain unissued pending receipt of a final consent. Pursuant to the original agreement, if any such consent is not obtained within six months following the closing date, the portion of the common stock allocated to such consent in the agreement would not be issued to the sellers. The Company previously extended the time frame for this contractual provision as the receipt of the consents ~~is~~ was outside the control of the former WAVE shareholders, but at this time, more than twenty four months post-closing, any outstanding consents are unlikely to be obtained and the agreement provides that no issuance shall be forthcoming absent further extension, which we have not given. Therefore the Company will not issue the remaining 0.5 million shares.
In addition to the purchase price to be paid at closing, the WAVE Agreement contains three earnouts that could result in additional payments of up to $30.0 million to the sellers based upon: (1) revenue and gross profit margin metrics in calendar year 2021; (2) revenue and gross profit margin metrics in calendar year 2022; and (3) revenue and gross profit margin metrics for 2021 and 2022 collectively. The Company considers this earnout to be contingent consideration that as of the acquisition date is unlikely to occur and has therefore attributed zero value for purposes of the preliminary purchase price allocation. No earnout was earned for the period ending December 31, 2022. The Company will continue to monitor the fair value of this contingent considerations with any changes being recorded in the consolidated statement of operations if and when a change occurs.
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
Revenue of $2.7 million and net loss of $14.0 million for the year ended December 31, 2022, related to WAVE have been included in the consolidated financial statements since the date of acquisition.

The final purchase price allocation for WAVE is summarized in the table below in the “Acquisition Method Accounting Estimates” section of this note.

Refer to Note 9 for information related to an impairment charge recognized for the WAVE reporting unit during the year ended December 31, 2021.

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
The Company has also agreed to a performance and retention plan for the benefit of certain US Hybrid employees which could result in up to $16.7 million paid to such employees if certain gross revenue targets, gross profit margins and certain operational targets are achieved for annual performance periods commencing July 1, 2021 and concluding on June 30, 2024. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. As of December 31, 2022 the Company has accrued $0.3 million of this retention plan as certain criteria for the first performance period were partially met. Criteria associated with the second and third performance periods are not probable of being met and will be evaluated on a regular basis once those performance periods commence.

Revenue of $3.0 million and net loss of $9.6 million, for the year ended December 31, 2022, related to US Hybrid have been included in the consolidated financial statements since the date of acquisition.

The final purchase price allocation for US Hybrid is summarized in the table below in the “Acquisition Method Accounting Estimates” section of this note.

Refer to Note 9 for information related to an impairment charge recognized for the US Hybrid reporting unit during the year ended December 31, 2021.

Solectrac

On June 11, 2021, the Company purchased the remaining 78.6% of Solectrac, a privately held company, pursuant to an agreement and plan of merger for a purchase price of $17.7 million plus $0.3 million paid upon the true up of the Net Working Capital. The Company had previously acquired 21.4% of Solectrac in 2020. The Company now owns 100% of Solectrac. The purchase price was paid in cash and pursuant to the agreement $2.0 million of the cash consideration was paid into an indemnity escrow to satisfy future indemnification obligations of the selling shareholders, if any. In conjunction with the acquisition of Solectrac, the Company remeasured the 21.4% previously accounted for as an equity method investment. The Company determined the enterprise value using external specialists in support of the preliminary purchase price allocation referenced in the table below. The Company used this enterprise value to remeasure the previous equity investment by stepping up the value of the 21.4% equity ownership to reflect the proceeds paid to gain control of Solectrac. This remeasurement resulted in a gain of $2.9 million recorded in the year ended December 31, 2021, this was recorded in Gain on remeasurement of investment, in our consolidated statement of operations.

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

The Company has also agreed to a performance and retention plan for the benefit of certain Solectrac employees which could result in up to $3.0 million paid to such employees if certain gross revenue targets, gross profit margins and certain operational targets are achieved for calendar years 2021, 2022 and 2023. The Company has concluded that this performance and retention plan does not constitute purchase consideration and will be recorded as compensation expense when the criteria are probable of being met. As of December 31, 2022 the Company has not accrued any of this retention plan as the various criteria are not yet probable of occurring.

Revenue of $10.9 million and net loss of $15.2 million, for the year ended December 31, 2022, respectively, have been included in the consolidated financial statements.

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

Intangible Assets

During the year-ended December 31, 2021 the Company identified impairment indicators related to the 2021 Acquisitions resulting from changing market conditions and sustained supply chain issues that negatively impacted the subsidiaries' projections. The Company impaired all of the intangible assets for WAVE, US Hybrid and Solectrac. The intangibles assets related to Timios were partially impaired. Refer to Note 9 of the Form 10-K filed on September 2, 2022 for additional details of the impairment.

The table below represents the useful lives for the remaining intangibles assets related to the 2021 Acquisitions:

Timios
Intangible assets – tradename	13
Intangible assets – lender relationships	5
Intangible assets – licenses	13
Weighted average useful life	11.1

The estimated amortization expense adjusted for the impairment related to the remaining intangible assets for each of the years subsequent to December 31, 2022 is as follows (amounts in thousands):

2023 remaining	$933
2024	933
2025	933
2026	933
2027	933
2028 and beyond	3,974
Total	$8,639
Amortization expense related to intangible assets created as a result of the 2021 Acquisitions of $3.2 million has been recorded for the year ended December 31, 2022.
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
•The Company incurred transaction costs of $0.3 million during the year ended December 31, 2022, related to the Energica acquisition.
•The Company incurred transaction costs of $1.4 million during the year ended December 31, 2021, related to the Energica acquisition.
Note 7.    Accounts Receivable
The following table summarizes the Company’s accounts receivable (in thousands):

	December 31, 2022	December 31, 2021
Accounts receivable, gross	$6,201	$4,945
Less: allowance for doubtful accounts	(346)	(1,607)
Accounts receivable, net	$5,855	$3,338
For the year ended December 31, 2022, there was no revenue included in the gross balance from the taxi commission revenue receivables from the related party Qianxi. For the year ended December 31, 2021, the gross balance includes the taxi commission revenue receivables from the related party Qianxi of $1.3 million.
The following table summarizes the movement of the allowance for doubtful accounts (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Balance at the beginning of the year	$(1,607)	$(1,219)	$—
Increase in the allowance for doubtful accounts	(348)	(350)	(1,219)
Write offs of accounts receivable	1,603	—	—
Effect of change in foreign currency exchange rates	6	(38)	—
Balance at the end of the year	$(346)	$(1,607)	$(1,219)
In the years ended December 31, 2022 and 2021, the Company increased its allowance for doubtful accounts by $0.3 million for accounts receivable from a third-party and $0.4 million from a third party, respectively.

Note 8.    Property and Equipment, net
The following table summarizes the Company’s property and equipment (in thousands):

	December 31, 2022	December 31, 2021
Furniture and office equipment	$2,753	$1,432
Vehicles	1,257	900
Leasehold improvements	4,577	581
Shop equipment	3,204	825
Total property and equipment	11,791	3,738
Less: accumulated depreciation	(2,719)	(833)
Property and equipment, net	$9,072	$2,905
The Company recorded depreciation expense of $2.2 million, $0.5 million and $0.1 million in the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following table summarizes the activity in the asset retirement obligation for the year ended December 31, 2021, (in thousands):

	January 1, 2021	Liabilities Incurred	Remediation Performed	Accretion Expense	Derecognition	December 31, 2021
Asset retirement obligation	$4,653	$—	$—	$—	$(4,653)	$—

In the year ended December 31, 2021, the Company impaired the remaining building with a carrying amount of $0.3 million and land with a carrying amount of $0.3 million and the related asset retirement cost with a carrying amount of $2.0 million and the capitalized architect costs with a carrying amount of $2.7 million.

Note 9.    Goodwill and Intangible Assets

A reporting unit is the level at which goodwill is tested for impairment, and is defined as an operating segment or one level below an operating segment, if certain criteria are met. Under its current corporate structure, the Company has one operating segment and seven reporting units.
Goodwill
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Balance as of January 1, 2020	31,654
Measurement period adjustments	(12,848)
Effect of change in foreign currency exchange rates	(12)
Impairment loss (a)	(18,089)
Balance as of January 1, 2021	705
Measurement period adjustments	186
Impairment (b,c,d,f,g)	(101,470)
Acquisitions	117,445
Effect of change in foreign currency exchange rates	(1)
Disposal of Grapevine (e)	(704)
Balance as of January 1, 2022	16,161
Measurement period adjustments	1,280
Impairment (g,h)	(38,868)
Acquisitions	60,394
Effect of change in foreign currency exchange rates	(1,192)
Balance as of December 31, 2022	$37,775

(a)Throughout 2021, the Company pursued its initial business goals for DBOT involving the sale of digital securities and brokering commodity products, more specifically investigating applications to new and underserved markets, or targeting of specific transactions, such as the origination of foreign securities, the formation of an investment vehicle with a third-party, or the securitization of digital assets. These efforts did not come to fruition, and the Company concluded sufficient impairment indicators existed to evaluate the fair value of DBOT’s intangible assets. As part of this fair value analysis, the Company determined that the goodwill associated with the DBOT acquisition was fully impaired and recorded an impairment loss of $9.3 million. Refer to Note 9 for information regarding the impairment of the continuing membership agreement and customer list.

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

The quantitative analysis indicated that the carrying amount of the Timios reporting unit exceeded its fair value. As a result, the Company recorded a goodwill impairment charge of $5.6 million, and impairment charges related to the Timios tradename and lender relationships of $0.7 million and $13.2 million, respectively, in the three months ended September 30, 2021.

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

(g)During 2022, the financial services industry suffered a significant decline in transaction processing for services provided by Timios driven by continuous increases in lending rates and an industry sector decline. As a result, the projected financial performance of the reporting unit has declined compared to the prior year reflecting the recovery period expected for the industry sector.

Based on the results of the annual quantitative impairment test, the fair value of the Timios reporting unit was below the carrying value of its net assets. The fair value of the Timios reporting unit was based on the income approach. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows which are Level 3 unobservable inputs in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic industry and market conditions. The Company based the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the Timios’ ability to execute on the projected cash flows. The fair value of Timios’ reporting unit is based on management’s best estimates.

The quantitative analysis indicated that the carrying amount of the Timios reporting unit exceeded its fair value. As a result, the Company recorded a goodwill impairment charge of $16.2 million in the year ended December 31, 2022.

(h)While Energica significantly expanded the global dealer network and introduced product into the US market, the business did not meet its performance targets in 2022 and is expected to continue to miss business development targets in 2023. Consequently, updated projections reflecting the longer time period required for market development and sales expansion reflect a related decrease in the enterprise value.

Based on the results of the annual quantitative impairment test, the fair value of the Energica reporting unit was below the carrying value of its net assets. The fair value of the Energica reporting unit was based on the income approach. Under the income approach, the Company estimated the fair value of the reporting unit based on the present value of estimated future cash flows which are Level 3 unobservable inputs in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic industry and market conditions. The Company based the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the Energica’s ability to execute on the projected cash flows. The fair value of Energica’s reporting unit is based on management’s best estimates, and should actual results differ from those estimates, future impairment charges may be required in future periods.

The quantitative analysis indicated that the carrying amount of the Energica reporting unit exceeded its fair value. As a result, the Company recorded a goodwill impairment charge of €21.1 million ($22.7 million) in the year ended December 31, 2022.

Intangible Assets
The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

		December 31, 2022				December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance
Amortizing Intangible Assets
Continuing membership agreement (b)	16.5	$1,179	$(679)	$(500)	$—	$1,179	$(649)	$—	$530
Patents, trademarks and brands (a,d,g,f,h,i)	37.2	22,974	(1,625)	(1,520)	19,829	39,820	(2,715)	(30,492)	6,613
Customer relationships	13.7	13,937	(824)	—	13,113	—	—	—	—
Land use rights (c)	96.0	25,653	(649)	(25,004)	—	27,102	(411)	—	26,691
Licenses (d)	21.8	1,141	(148)	—	993	1,000	(65)	—	935
Lender relationships (d)	5.0	16,600	(2,034)	(12,548)	2,018	16,600	(1,638)	(12,550)	2,412
Internally developed software (e,k)	1.6	760	(266)	(494)	—	452	(76)	—	376
Software (h,j,k)	9.7	4,491	(1,288)	(3,182)	21	4,492	(178)	—	4,314
Non-compete (i)	0	—	—	—	—	520	(57)	(463)	—
Technology (h,i)	7.2	18,225	(1,956)	—	16,269	7,460	(347)	(7,113)	—
Other	0.9	150	(81)	(69)	—	150	(6)	—	144
		105,110	(9,550)	(43,317)	52,243	98,775	(6,142)	(50,618)	42,015
Indefinite lived intangible assets
Timios Title plant (d)		500	—	—	500	500	—	—	500
Website name		25	—	—	25	25	—	—	25
Title License		6	—	(6)	—	6	—	—	6
Patent		—	—	—	—	—	—	—	—
Total		$105,641	$(9,550)	$(43,323)	$52,768	$99,306	$(6,142)	$(50,618)	$42,546

(a)During the three months ended September 30, 2019, the Company completed the acquisition of additional shares in DBOT, which increased its ownership to 99.0%. Intangible assets of $8.3 million were recognized on the date of acquisition. As part of the determination of the fair value of DBOT's intangible assets mentioned above, the Company utilized the cost method to determine the fair value of the continuing membership agreement, and determined the fair value was $0.6 million, and recorded an impairment loss of $7.1 million. The Company also recorded an impairment loss of $30,000 related to DBOT's customer list. Refer to Note 6 for additional information related to the acquisition.

(b)During the three months ended December 31, 2020, the Company completed the acquisition of a 51.0% interest in Tree Technologies, a Malaysian company engaged in the EV market. As part of the acquisition, Tree Technologies acquired an exclusive right to market and distribute the EVs manufactured by Tree Manufacturing. Upon acquisition, the fair value of this agreement was determined to be $11.3 million. In the three months ended December 31, 2021, Tree Technologies obtained a domestic EV manufacturing license in Malaysia; and therefore determined it would not purchase vehicles from Tree Manufacturing. The Company subsequently severed all commercial relationships with Tree Manufacturing. Accordingly, the Company determined there was no underlying value to the marketing and distribution agreement, and recorded an impairment loss of $12.5 million. Refer to Note 6 for additional information related to the acquisition.

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

(i)Relates to software costs capitalized during the three months ended September 30, 2021
.
(j)Relates to licensing costs that were capitalized during the three months ended September 30, 2022.

(k)For the year ended December 31, 2022, market conditions have had an adverse impact on Timios’s business forecasts. The projections have negatively impacted Timios’s performance, resulting in lower gross margins and revenue forecasts for 2023 being reduced. As a result, the Company recorded an impairment charge of $1.2 million to the internally generated software for the year ended December 31, 2022.

Amortization expense, excluding impairment losses of $29.7 million, $13.9 million and $20.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, mentioned above, relating to intangible assets was $6.0 million, $5.5 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes future expected amortization expense (in thousands):

Years ending December 31,	Amortization to be recognized
2023	$4,889
2024	4,875
2025	4,875
2026	4,833
2027	4,722
2028 and thereafter	28,049
Total	$52,243

Note 10.    Long-term Investments
The following table summarizes the composition of long-term investments (in thousands):

	December 31, 2022	December 31, 2021
Non-marketable equity investments	$7,500	$7,500
Equity method investments	2,784	28,088
Total	$10,284	$35,588
Non-marketable equity investments

Our non-marketable equity investments are investments in privately held companies without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Based on management’s analysis of certain investment’s performance, there were no impairment losses recorded in the year ended

December 31, 2022, and impairment losses of $4.5 million and $0.2 million were recorded in the years ended December 31, 2021 and 2020, and are recorded in “Asset impairments” in the consolidated statements of operations.
Equity method investments
The following table summarizes the Company’s investment in companies accounted for using the equity method of accounting (in thousands):

		December 31, 2022
		January 1, 2021	Addition	Income (loss) on investment	Foreign currency translation adj	Impairment losses	Reclassification to subsidiaries	Return of basis	December 31, 2022
Energica	(a)	$12,329	$—	$(1,031)	$—	$—	$(11,298)	$—	$—
FNL	(b)	2,856	—	(915)	—	(1,941)	—	—	—
MDI Fund	(c)	3,765	401	(406)	—	(3,102)	—	(658)	—
PEA	(d)	9,138	—	(626)	(1,766)	(6,746)	—	—	—
Orangegrid	(e)	—	3,076	(292)	—	—	—	—	2,784
Total		$28,088	$3,477	$(3,270)	$(1,766)	$(11,789)	$(11,298)	$(658)	$2,784

		December 31, 2021
		January 1, 2020	Addition	Income (loss) on investment	Reclassification to equity method investee	Impairment losses	Reclassification to subsidiaries	Dilution loss due to investee share issuance	December 31, 2021
Solectrac	(f)	$2,556	$—	$(153)	$—	$—	$(2,372)	$(31)	$—
Energica	(a)	—	13,555	(1,226)	—	—	—	—	12,329
FNL	(b)	—	3,505	(899)	250	—	—	—	2,856
MDI Fund	(c)	—	4,646	(881)	—	—	—	—	3,765
TM2	(g)	1,144	7,226	(506)	—	(7,864)	—	—	—
PEA	(d)	—	9,138	—	—	—	—	—	9,138
Total		$3,700	$38,070	$(3,665)	$250	$(7,864)	$(2,372)	$(31)	$28,088
The Company has received no dividends from equity method investees in the years ended December 31, 2022, 2021 and 2020.

(a)Energica
Refer to Note 6.
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

In the fourth quarter of 2022, FNL continued to pursue securing incremental funds. Success has been limited and they requested the loan be converted into equity in the fourth quarter of 2022. After rejecting the offer to convert, the company sold the loan at a loss to an investor in FNL in the fourth quarter. In addition, FNL currently has financial payables significantly in excess of cash balances and available committed credit.

Based on the limited success in raising funds in 2022 to date and the perceived decline in value of the platform evidenced by the lack of success in raising funds, the company has concluded the investment should be impaired. The investment was fully impaired at year end December 31, 2022.

The Company has decided to account for FNL on a one quarter lag, as FNL is in the development stage and will require the additional time to prepare financial statements in accordance with U.S. GAAP.

(c)MDI Fund

On July 26, 2021, the Company entered into a subscription agreement to invest $25.0 million in the MDI Fund. The MDI Fund an organization of minority-owned banks that aim to increase inclusivity in the financial services industry, is sponsored by the National Bankers’ Association. The MDI Fund will provide capital resources primarily in low and moderate income areas to grow a more skilled workforce, increase employment opportunities, and support businesses’ growth among minority and underserved communities. The initial investment of $0.6 million was made on July 26, 2021. As capital markets continue their rotation from growth to value investments, the company has evaluated impairment risks associated with all of its investments and adjusted the carrying values to reflect the valuation risks associated. As part of this investment review, we have impaired the investment in MDI. As a result, impairment losses of $3.1 million were recorded in the year ended December 31, 2022, and are recorded in “Asset impairments” in the consolidated statements of operations.

(d)PEA

On August 2, 2021, the Company announced a strategic investment in PEA, a business unit within the Prettl Group, a large German industrial company that manufactures and distributes components and systems for the automotive, energy, and electronics industries. The terms include a strategic investment of €7.5 million ($9.1 million) for 11,175 preferred shares. Ideanomics will receive exclusive sales and distribution rights for PEA charging infrastructure products and solutions in North America and CEO Alf Poor joined PEA's Board of Directors. The Company received legal ownership as of October 19, 2021, after payment of €7.5 million ($9.1 million) representing a 30% equity ownership. In the fourth quarter of 2022, Prettl reassessed timing associated with product introduction in the North American market and identified risks which could result in delays and potential incremental costs, which result in revisions to the timing of the recovery of the investment in Prettl. Consequently, the company has adjusted the carrying value of the equity method investment to incorporate updated product launch timing and the costs required to successfully launch product. As a result, impairment losses of $6.7 million were recorded in the year ended December 31, 2022, and are recorded in “Asset impairments” in the consolidated statements of operations.

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

The Company has decided to account for Orangegrid on a one quarter lag due to the availability of financial results.
(f)Solectrac

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

(g)TM2

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
Note 11.    Leases
The following tables provide the components of lease expense included within the Consolidated Statement of Comprehensive Income(Loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost	$4,701	$1,764	$1,600
Short-term lease cost	898	720	349
Finance lease cost:
Amortization of right-of-use assets	163	—	—
Interest on lease liabilities	16	—	—
Sublease income	—	—	(74)
Total	$5,778	$2,484	$1,875

The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of December 31, 2022 and 2021:

	Year Ended
	December 31, 2022	December 31, 2021
Operating and Finance lease weighted average remaining lease term (in years):
Operating leases	5.3	4.2
Finance leases	4.0	—

	Year Ended
	December 31, 2022	December 31, 2021
Operating and Finance lease weighted average discount rate:
Operating leases	4.9%	5.2%
Finance leases	2.2%	—%

As of December 31, 2022, the Company’s future maturities of operating and finance lease liabilities were as follows:

Years ending December 31	Operating Leases	Finance Leases
2023	$4,706	$409
2024	3,572	409
2025	3,238	409
2026	2,610	282
2027	1,062	162
2028 and thereafter	3,474	—
Total undiscounted lease liabilities	18,662	1,671
Less: imputed interest	(2,279)	(166)
Net lease liabilities	$16,383	$1,505

The following table provides supplemental cash flow information related to leases for the ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,454	$1,856	$991
Operating cash flows from finance leases	242	—	—

Right-of-use assets obtained in exchange for new operating lease liabilities	6,773	14,293	486
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,134	$—	$—

In the years ended December 31, 2022 and 2021, the Company recorded an impairment losses related to the right of use asset of $0.4 million and $0.1 million, respectively.
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
Note 12.    Supplementary Information
Other Current Assets

“Other current assets” were $8.5 million and $4.5 million as of December 31, 2022 and 2021, respectively. Components of “Other current assets” as of December 31, 2022 include a receivable of $2.3 million for employee retention tax credit and $3.3 million for Value-added tax credit. Components of “Other current assets” as of December 31, 2021, include a receivable of $1.9 million from a third-party. There were no components of "Other current assets" as of December 31, 2022 and 2021, which were more than 5% of total current assets.
Other Current Liabilities

“Other current liabilities” were $13.7 million and $7.1 million as of December 31, 2022 and 2021, respectively. Components of "Other current liabilities" as of December 31, 2022 that were more than 5% of total current liabilities were other payables to a third-parties in the amount of $6.8 million and accrued expense of $4.2 million. There were no components of "Other current liabilities" as of December 31, 2021, which were more than 5% of total current liabilities.
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
Note 13.     Promissory Notes
The following is the summary of outstanding promissory notes as of December 31, 2022 and 2021 (in thousands):

		December 31, 2022		December 31, 2021
	Interest rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*
Convertible Debenture (a,b)	4.0%	$4,442	$3,928	$57,500	$57,809
Small Business Association Paycheck Protection Program (c)	1.0%	219	219	311	312
Promissory note (d)	0.2	2,000	2,021	—	—
Commercial Insurance Premium Finance (e)	5.49% - 7.8%	1,335	1,335	—	—
Other lending agreements (f)	0.1% - 12.0%	7,673	7,673	—	—
Total		$15,669	15,176	$57,811	58,121
Less: Current portion			(13,219)		(58,121)
Long-term Note, less current portion			$1,957		$—
*Carrying amount includes the accrued interest and approximates the fair value because of the short-term nature of these instruments.
The weighted average interest rate for the short term borrowings is 8.1% and 4.0% as of December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022 and 2021, the Company was in compliance with all ratios and covenants.
The following table summarizes the impact to the consolidated statements of operations associated with outstanding promissory notes (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest expense excluding amortization of debt discount	$1,839	$2,139	$1,593
Interest expense related to amortization of debt discount	1,111	—	14,485
Total interest expense	$2,950	$2,139	$16,078
Expense due to conversion of notes	$—	$—	$2,266
(Gain)loss on extinguishment of debt	$—	$(300)	$(8,891)
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

During the year ended December 31, 2022, principal and accrued and unpaid interest in the amount of $16.8 million was converted into 67.1 million shares of common stock of the Company. The Company repaid principal and accrued and unpaid interest in the amount of $42.2 million in cash. Total interest expense recognized was $1.2 million for the year ended December 31, 2022.

During the year ended December 31, 2021, the principal and accrued and unpaid interest in the amount of $17.6 million was converted into 9.4 million shares of common stock of the Company. Total interest expense recognized was $0.6 million for the year ended December 31, 2021.
(b)$6.5 million Secured Convertible Debenture due February 24, 2023 – YA II PN

On October 25, 2022, the Company executed a secured debenture purchase agreement with YA II PN, whereby the Company issued a convertible note of $6.5 million, and received net proceeds of $4.9 million. The note is scheduled to mature on February 24, 2023 and bears interest at an annual rate of 8.0%, which would increase to 18.0% in the event of default. The note can be converted at a variable conversion price of 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion date or other date of determination, but not lower than $0.05 per share. The conversion price is not subject to adjustment except for subdivisions or combinations of common stock. The Company has the right, but not the obligation, to redeem a portion or all amounts outstanding under this note prior to the maturity date The note contained customary events of default, indemnification obligations of the Company and other obligations and rights of the parties. The note is secured by the pledged collateral defined in the pledge agreement. The Company, YA IIPN and certain of the Company’s subsidiaries also entered into an option agreement. the Company agreed to effect a spin-off within one year from the Closing. YA II PN has the option to purchase the common stocks of spin-off entities and the spin-off call right to purchase each spin-off entity the spin-off call shares at the call purchase price.

During the year ended December 31, 2022, the Company repaid principal and accrued and unpaid interest in the amount of $2.2 million using the proceeds received from SEPA. Total interest expense recognized was $1.2 million for the year ended December 31, 2022, including $1.1 million of debt discount amortization.

(c)Small Business Association Paycheck Protection Program

On April 10, 2020, the Company borrowed $0.3 million at an annual rate of 1.0% from a commercial bank through the Small Business Association Paycheck Protection Program. The loan was originally payable in 18 installments of $18,993 commencing on November 10, 2020, with a final payment due on April 10, 2022. With several amendments, the loan is currently payable monthly commencing on September 10, 2021, with a final payment due on April 10, 2025. The forgiveness application of the loan was submitted in August 2021. While the forgiveness application is under review, the Company has made payments totaling $31,674 of principal and interest during the year ended December 31, 2021 and $95,482 of principal and interest during the year ended December 31, 2022, respectively for the Small Business Association Paycheck Protection Program.
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

(d)Promissory note with related party

On December 13, 2022, the Company entered into a promissory note with Tilllou in the amount of $2.0 million. Tillou is an entity controlled by Vince McMahon, the father of our Executive Chairman, the principal and interest payable on demand any time after January 15, 2023. The note has the flat interest rate 20% per annum. The Company granted to the Noteholder a security interest in the secured collateral. The subordinate agreement among the Company, Tillou and YA PN II agreed to subordinate YA PN II’s security interest in the Inobat Note to Tillou’s security interest up to an aggregate of $2.4 million, subject to the other provisions. The Company repaid the principal and the accrued interest $2.0 million on Jan 13 2023.

(e)Commercial insurance premium financing

The Company entered two promissory notes of $1.3 million to finance insurance premium during the year ended December 31, 2022. The interest rate for one note is 5.49%, and is payable in 11 installment of $50,320 commencing on September 1, 2022. The interest rate for the other note 6.16% and is payable in 9 installment of $0.1 million commencing on December 1 2022.

(f)Other lending agreements

The Company also entered a few other short term and long term borrowing agreements. These instruments provide working capital for the operations through the combination of accounts receivable factoring, line of credits, vendor financing programs and other secured asset-based lending arrangements. The instruments bear interest rates ranging from 0.1% to 12%, with a weighted average interest rate of 5.3%. An amount of $5.7 million of the payable will be due within one year, and $2.0 million of the payable will due between 2026 and 2028 in installments ranging 41 to 68 months. The total unused line of credit is $0.4 million as of December 31, 2022.
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

During the year ended December 31, 2022, the notes, plus accrued and unpaid interest, were converted into 45.9 million shares of common stock of the Company, and one note of $80.0 million was repaid.

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

Note 14.    Stockholders’ Equity and Convertible Redeemable Preferred Stock
Convertible Preferred Stock Series A

Our Board has authorized 50.0 million shares of convertible preferred stock, $0.001 par value, issuable in series.

As of December 31, 2022 and 2021, 7.0 million shares of Series A redeemable and convertible preferred stock were issued and outstanding. The Series A preferred stock shall be entitled to one vote per common stock on an as-converted basis and is only entitled to receive dividends when and if declared by the Board.

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

2022 Equity Transactions

Convertible Preferred Stock Series B

On November 14, 2022, the Company entered into a Securities Purchase Agreement with Acuitas, pursuant to which Acuitas agreed to purchase (i) Series B Convertible Preferred Stock together with any additional preferred stock from the Company, such number of shares having an aggregate purchase price equal to $20.0 million convertible into shares of Common Stock; and (ii) warrants. The warrants are exercisable at a price of $0.2867 per share of Common Stock, have a five-year term, immediately exercisable (subject to a 9.99% beneficial ownership blocker provision), and contain cashless exercise provisions. The first Closing was held on November 14, 2022, at which 5.0 million shares of Preferred Stock and 5.0 million warrants for the First Closing were purchased and sold at the price of $5.0 million, the second Closing was held on December 27, 2022, at which 5.0 million shares of shares of Preferred Stock and 5.0 million warrants for the second closing were purchased and sold at the price $5.0 million, and the third closing were held on February 2, 2023, at which 10.0 million shares of shares of Preferred Stock and 10.0 million warrants for the third closing were purchased and sold at the price of $10.0 million. The fair value of the warrants as of December 31, 2022, is $1.2 million based on binomial lattice model and recorded on the "Additional paid-in capital" on the consolidated balance sheet.

Each share of Series B Convertible Preferred Stock will vote as a class with the common stock of the Company, and each share of Series B Convertible Preferred Stock will be convertible (subject to a 9.99% beneficial ownership blocker provision) into such number of Common Stock as is determined by dividing the Series B original issue price (plus all unpaid accrued and accumulated dividends thereon, as applicable, whether or not declared), by the Series B Conversion Price, in effect on the date the certificate is surrendered for conversion. The initial Series B Conversion Price shall be the Series B Original Issue Price; provided, however, that the Series B Conversion Price shall be subject to certain adjustments. In addition, the Series B Convertible Preferred Stock bears 8.0% dividend per annum and has liquidation preference.

SEPA agreement with YA II PN, Ltd

On September 1, 2022 the Company entered into SEPA with YA II PN and subsequently amended it on September 15, 2022. The Company will be able to sell up to 150.0 million shares of its common stock at the Company’s request any time during the 36 months following the date of the Amended SEPA’s entrance into force. The shares would be purchased at 95% of the market price and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. Pursuant to the SEPA, the Company is required to register all shares which YA II PN may acquire. The Company is required to have a Registration Statement declared effective by the SEC before it can raise any funds using the SEPA. There are no other restrictions on future financing transactions. The SEPA does not contain any right of first refusal, participation rights, penalties or liquidated damages. The Company has paid YA Global II SPV, LLC, a subsidiary of YA II PN, a structuring fee in the amount of $10,000, and, on the Effective Date, the Company agreed to issue to YA II PN an aggregate of 0.6 million Common Shares, as a commitment fee. Unless earlier terminated as provided under the SEPA, the SEPA shall terminate automatically on the earliest of (i) the first day of the month next following the 36 month anniversary of the Effective Date or (ii) the date on which the YA II PN shall have made payment of Advances pursuant to the SEPA for the Common Shares equal to the Commitment Amount. The Company issued 19.8 million shares of common stock, including 1.5 million shares as a commitment fee during the year ended December 31, 2022.

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

Refer to Note 13 for information related to issuance of common stock with convertible notes, Note 16 for information related to the issuance to common stock for option exercise. The Company issued 16.9 millions shares to settle the debt owed by VIA motors and recorded as notes receivable due from VIA accordingly. The Company issued 0.4 million shares for the private placement from Alf Poor, the CEO of the Company.
Other Transactions
Redeemable Non-controlling Interest

The Company and Qingdao Xingyang Investment formed an entity named New Energy. Qingdao Xingyang Investment entered into a project collaboration agreement for a total of RMB 200.0 million ($28.0 million), and made the first capital contribution of RMB 50.0 million ($7.0 million) in the three months ended March 31, 2020. The remaining RMB 150.0 million ($21.0 million) was payable in three installments of RMB 50.0 million ($7.0 million) upon New Energy attaining certain revenue or market value benchmarks.
The project collaboration agreement stipulated that New Energy must pay Qingdao Xingyang Investment dividends at the rate of 6.0%. After one year, Qingdao Xingyang Investment may sell its investment to an institutional investor, and after three years may redeem its investment for the face amount plus 6.0% interest less dividends paid. The redemption feature was neither mandatory nor certain. Due to the redemption feature, the Company had classified the investment outside of permanent equity. Redeemable non-controlling interest is recorded as the greater of (i) the redemption amount or (ii) the cumulative amount that would result from applying the measurement guidance in ASC 810.

In the year ended December 31, 2021, Qingdao Xingyang Investment officially requested redemption of the invested funds and interest, in the amount of RMB 56.0 million ($7.9 million) in total prior to December 31, 2021. The Company designated Qingdao Medici to pay the redemption price. After the payment, Qingdao Medici owns 100% of New Energy. Because Qingdao Medici cannot complete its foreign exchange settlement prior to December 31, 2021, New Energy made the payment on behalf of Qingdao Medici.
The following table summarizes activity for the redeemable non-controlling interest for the years ended December 31, 2022 and 2021 (in thousands):

January 1, 2021
Initial investment	$7,047
Accretion of dividend	438
Loss attributable to non-controlling interest	(135)
Adjustment to redemption value	135
January 1, 2022	7,485
Accretion of dividend	464
Loss attributable to non-controlling interest	(206)
Adjustment to redemption value	206
Settlement	(7,949)
December 31, 2022	$—
2021 Equity Transactions
On February 26, 2021, the Company entered into a sales agreement with Roth Capital. In accordance with the terms of the sales agreement, the Company may offer and sell from time to time through Roth Capital the Company’s common stock having an aggregate offering price of up to $150.0 million. The Company shall pay to Roth Capital in cash, upon each sale of such shares pursuant to the sales agreement, an amount equal to 3.0% of the gross proceeds from each sale of such shares. During the year ended December 31, 2022, the Company issued 50.4 million shares of common stock and received net proceeds of $145.5 million after deducting $4.5 million commission and transaction fees.
On June 11, 2021, the Company entered into a SEDA with YA II PN. The Company will be able to sell up to $80.4 million shares of its common stock at the Company’s request any time during the 36 months following the date of the SEDA’s entrance into force. The shares would be purchased at (1) 95% of the Market Price if the applicable pricing period is two consecutive trading days or (2) 96% of the Market Price if the applicable pricing period is five consecutive trading days, and, in each case, would be subject to certain limitations, including that YA II PN could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily volume weighted average price of the Company’s common stock during the two or five consecutive trading days, as applicable, commencing on the trading day following the date the Company submits an advance notice to YA II PN. Pursuant to the SEDA, the Company is required to register all shares which YA II PN may acquire. The SEDA contains customary representations, warranties and agreements of the Company and YA II PN, indemnification rights and other obligations of the parties. YA II PN has covenanted not to cause or engage in any direct or indirect short selling or hedging of the Company’s shares of common stock. During the year ended December 31, 2022, the Company issued 10.0 million shares of common stock for a total of $27.3 million.

On August 12, 2021, the Company entered into a controlled equity offering sales agreement with Cantor. In accordance with the terms of the agreement, the Company may offer and sell from time to time through or to Cantor, as sales agent or principal, the Company’s common stock having an aggregate offering price of up to $350.0 million. The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333- 252230.) The Company shall pay to Cantor in cash, upon each sale of shares pursuant to this agreement, an amount equal to up to 3.0% of the aggregate gross proceeds from each sale of shares. During the year ended December 31, 2022, the Company issued 7.9 million shares of common stock and received net proceeds of $15.7 million after deducting $0.4 million commission and transaction fees.
Refer to Note 6 for information related to the issuance to common stock for acquisitions, Note 13 for information related to issuance of common stock with convertible notes, Note 17 for information related to the issuance to common stock for option exercise.
2020 Equity Transactions
The Company entered into a SEDA with YA II PN on April 3, 2020 and amended the SEDA to reduce the aggregate amount of facility from $50.0 million to $45.0 million on June 9, 2020, and terminated the SEDA on September 10, 2020. The Company had the right to issue and sell to YA II PN up to $45.0 million of the Company’s common stock over 36 months following the date of the SEDA's entrance into force, the maximum amount of each of which is limited to $1.0 million. In connection with the SEDA, the Company issued commitment shares to a subsidiary of YA II PN on April 3, 2020 The Company recognized such commitment shares as deferred offering costs and additional paid-in capital for a total of $0.9 million and, subsequently fully charged these costs against the gross proceeds received from SEDA for the year ended December 31, 2021.

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
During the year ended December 31, 2021, the Company issued 122.9 million shares of common stock for a total of $182.5 million under the SEDA.
Refer to Note 13 for information related to issuance of common stock resulting from the conversion of convertible notes, Note 17 for information related to the issuance of common stock resulting from the conversion of convertible notes with related parties, Note 16 for information related to the issuance to common stock for warrant and option exercise, and Note 6 for the information related to the issuance of common stock for DBOT contingent consideration.
Note 15.    Related Party Transactions
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
For the years ended December 31, 2022 and 2021, there was no recorded interest expense, and for the year ended December 31, 2020 we recorded interest expenses of $0.1 million, respectively, related to the note.
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

The Company received $1.3 million from SSSIG, and did not receive the remaining $1.2 million. On June 5, 2020, the Audit Committee and the Board approved the reduction of the conversion price to $0.59, contingent upon the immediate conversion of the convertible promissory note. On June 5, 2020, the convertible promissory note, including accumulated interest, was converted into 2.2 million shares of common stock. The Company recorded $0.7 million expense due to conversion in "Expense due to conversion of notes" in the consolidated statement of operation for the year ended December 31, 2021.

For the years ended December 31, 2022 and 2021, there was no recorded interest expense and for the year ended December 31, 2020 we recorded interest expenses of $21,546, related to the convertible promissory note, respectively. The Company did not pay the interest in cash on this note.
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
For the years ended December 31, 2022 and 2021, there was no recorded interest expense and for the year ended December 31, 2020, we recorded interest expense of $4,301, respectively. The Company did not pay the interest in cash on this note.
(b)Long-Term Investment to Qianxi
In November 2019, the Company entered into a share transfer agreement with Shenma to acquire its 1.72% ownership in Qianxi for consideration of $4.9 million, which was to be paid in six installments. Shenma was required to complete the share transfer registration prior to May 31, 2020, otherwise it would be required to return the consideration to the Company. As of December 31, 2019, the Company recorded a receivable of $0.5 million in "Other Non-Current Assets" as the share transfer registration was expected to not be completed by Shenma. During the twelve months ended December 31, 2021, the receivable was written off with an impairment expense recognized in the amount of $0.5 million.
(c)Fuzhou Note Receivable
In May 2020, Energy Sales provided a note receivable to Zhengtong in the amount of 3.0 million RMB ($0.4 million). The note receivable was not collateralized. Zhengtong agreed to repay 3.3 million RMB ($0.5 million) within three months of the disbursement date. The Company has recorded a reserve of $0.5 million against this note receivable as of December 31, 2020. In September 2021, Zhengtong, BSSGCD, an affiliate of Bruno Wu, the former Chairman of the Company, and the Company reached an assignment agreement pursuant to which BSSGCD accepted from Zhengtong all the rights and claims arising from this note receivable. The Company received the payment in full of 3.3 million RMB (approximately $0.5 million at such time,) from BSSGCD subsequently and recorded this recovery in "Selling, general and administrative expenses" in the year ended December 31, 2021.
(d)Zhu Note Receivable
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
(e)Research and development contract with a related party
The Company has entered a research and development contract with an entity with the total amount of $2.8 million for EV design and technology development. The Company paid $1.6 million for the year ended December 31, 2020 and recorded this amount in "Research and development expense." No services are currently being provided or expected to be provided under this contract in the future. One of the shareholders of this entity held a senior position in several of Dr. Wu’s affiliated entities.
(f)Transaction with Dr. Wu and his affiliates

On June 5, 2020, the Audit Committee and the Board approved the conversion of some borrowings at a conversion price of $0.59 per common share, contingent upon the immediate conversion of these amounts. On June 5, 2020, the borrowings of $1.5 million, including the $0.4 million transferred from Beijing Financial Holding Limited, were converted into 2.6 million shares of common stock.

As of December 31, 2022 and 2021, the Company has receivables of $0.2 million, respectively, due from Dr. Wu, the former Chairman of the Company, and his affiliates and recorded in “Amounts due from related parties” in the consolidated balance sheets.

As of December 31, 2022 and 2021, the Company has payables of $0.7 million, respectively, due to Dr. Wu, the former Chairman of the Company, and his affiliates and recorded in “Amounts due to related parties” in the consolidated balance sheets.
Service agreement with SSSIG
The Company entered a service agreement with SSSIG for the period from July 1, 2020 through June 30, 2021 for $1.4 million in exchange for consulting services from SSSIG, the services include but are not limited to human resources, finance and legal advice. The Company recorded the service charges of $0.4 million and $0.7 million in “Professional fees” for the years ended December 31, 2021 and 2020, respectively. The agreement was terminated in May 2021 and both parties agree that the service agreement has been completely performed and no payment is outstanding, and the termination shall not be regarded as a breach by either party. As a result, the Company recorded the reversal of the unpaid $0.6 million in "Other income, net" in the consolidated statement of operations for the year ended December 31, 2021.
The Company entered a new consulting service agreement with SSSIG on April, 20, 2021 for the period from April 1, 2021 through June 30, 2021 for $0.4 million. The service agreement includes employment transfer, financial transition, corporate documents handover, legal representative and board member change for the Company's subsidiaries and affiliates. The Company recorded $0.4 million in the “Amount due to related parties” in the consolidated balance sheets as of December 31, 2022 and 2021.
(g)Purchase of receivables from Orangegrid
On December 28, 2022, Timios purchased $0.4 million of receivables from Orangegrid in the consideration of $0.4 million. The receivables represent the Employee Retention Tax Credit to be applied against the payroll taxes paid in Q4 2020 through Q3 2021 by Orangegrid. The transfer of receivables is without recourse for nonpayment. Orangegrid is responsible for collection of the receivables and will send to Timios upon receipt, net of 15% fee. As an incentive, Orangegrid agreed to issue $0.1 million worth of its convertible securities to Timios. In the event that Orangegrid returned the full consideration for the receivables on or before January 6, 2023, the receivables would revert back to Orangegrid, and the agreement would be voided. Orangegrid returned the full purchase price of the receivables on or before January 6, 2023. The receivables reverted back to Orangegrid, and the agreement was voided to include no issuance of convertible securities to Timios.
(h)Borrowing from Beijing Financial Holdings Limited

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
(i)Receivable due from Ocasia
In the year ended December 31, 2021, SSE, one of Ideanomics' subsidiaries, remitted $0.2 million to Ocasia for the purpose of a business cooperation project. Ocasia returned $0.2 million subsequently because the project was put on hold.
(j)Receivable due from Mr. McMahon
In the year ended December 31, 2021, the Company paid $0.1 million on behalf of Mr. McMahon and subsequently reduced his compensation payment by the same amount.
(k)Stock purchase consideration payable due to FNL

On April 20, 2021, Ideanomics entered into a stock purchase agreement with FNL, pursuant to which Ideanomics made an investment into FNL. The unpaid consideration of $0.1 million is recorded in the “Amount due to related parties” in the consolidated balance sheets as of December 31, 2022 and December 31, 2021. Refer to Note 6 for additional information.
(l)Amounts due from and due to Glory
As of December 31, 2022 and 2021, the Company has payables of $0.2 million, respectively, due to Glory as a result of the transactions incurred in 2020 and is recorded in “Amount due to related parties”.
(m)Receivable due from Tree Technology minority shareholders
As of December 31, 2022, the Company has receivables of $0.3 million due from Tree Technology minority shareholders for the registered capital contribution of the entity.
(n)Energica Note Receivable
The Company completed the acquisition of Energica on March 14, 2022. Prior to the acquisition, the Company had 20.0% ownership on Energica. The Company provided a loan of $0.7 million to Energica as of the year ended December 31, 2021. The Company recorded a nominal amount of interest income for the years ended December 31, 2022 and 2021 on the consolidated income statements. After the acquisition, the loan and related interest income was eliminated in the consolidated financial statements as of December 31, 2022.
(o)Energica Acquisition
The Company loaned $1.8 million to Energica senior management to exercise their stock options. In the second quarter of 2022, the Company purchased 0.8 million shares from options exercised for an additional $1.3 million. The total of the disbursements, $3.1 million, is considered part of the purchase price of Energica.
(p)Energica Purchases
During the year ended December 31, 2022, Energica has purchased $0.6 million of material and services from three entities owned by one of its senior management team. The balance as of December 31, 2022, with these three entities is $1.3 million and recorded in “Amounts due to related parties” in the condensed consolidated Balance Sheets.
(q)Promissory note with FNL
On June 7, 2022, the Company entered into a secured negotiable promissory note of $1.0 million with FNL. The note bears an interest rate of 6% and expires on March 7, 2023, or with a change of control of FNL, or in the event of default. The Company transferred the note to a third party at the price of $0.4 million and recorded $0.6 million impairment of this note during the year ended December 31, 2022.
(r)Promissory note with Tillou
On December 13, 2022, the Company entered into a promissory note with Tilllou in the amount of $2.0 million. Tillou is an entity controlled by Vince McMahon, the father of our Executive Chairman, the principal and interest payable on demand any time after January 15, 2023. The note has the flat interest rate 20% per annum. The Company granted to the Noteholder a security interest in the secured collateral. The subordinate agreement among the Company, Tillou and YA PN II agreed to subordinate YA PN II’s security interest in the Inobat Note to Tillou’s security interest up to an aggregate of $2.4 million, subject to the other provisions. The Company repaid the principal and the accrued interest of less than $0.1 million on January 13, 2023.
(s)CEO private placement
On October 20, 2022, Alf Poor, our CEO purchased 0.4 million shares of the Company in the amount of 0.1 million
(t)Shandong notes receivable

On Nov 9, 2022, Shandong provided a note receivable to its minority interest in amount of RMB 2.2 million ($0.3 million). The note matures on November 18, 2023. The interest rate is the RMB Benchmark loan interest rate for financial institution for one-to-three year loan published by the the People's Bank of China. Shandong was disposed on November 29, 2022.
(u)Disposal of Shangdong
On November 29, 2022, the Company sold its 80% ownership on Shandong to the entity’s minority shareholder and its related party in amount of RMB 2.7 million($0.5 million), 70% to the entity’s minority shareholder in amount of RMB 2.4 million ($0.4 million) and 10% to a third party in amount of RMB 0.3 million ($0.1 million). The Company recognized a disposal loss of $0.1 million as a result of the deconsolidation and such loss was recorded in “Loss on disposal of subsidiaries, net” in the condensed consolidated statements of operations for the twelve months ended December 31, 2022. The Company is not involved in the operations of Shangdong after the disposal and is no longer considered a related party.
(v)Disposal of Seven Stars Energy Pte. Ltd.

On February 9, 2022, the Company transferred its 51.0% interest in Seven Stars Energy Pte. Ltd. to Fan Yurong, a current shareholder of SSE, for a nominal amount. The Company recognized a disposal loss of $0.2 million as a result of the deconsolidation of SSE and such loss was recorded in “Loss on disposal of subsidiaries, net” in the condensed consolidated statements of operations for the twelve months ended December 31, 2022. The Company is not involved in the operations of SSE after the disposal and is no longer considered a related party.

Note 16.    Share-Based Compensation
As of December 31, 2022, the Company had 33.2 million options, 3.7 million restricted shares and 10.0 million warrants outstanding.
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
Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board approved the 2010 Plan pursuant to which options or other similar securities may be granted. On October 22, 2020, the Company's shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 31.5 million shares to 56.8 million shares. As of December 31, 2022, options available for issuance are 60.3 million shares.
For the years ended December 31, 2022, 2021 and 2020, total share-based payments expense was $10.6 million, $22.0 million and $12.0 million, respectively.

(a)Stock Options
The following table summarizes stock option activity for the years ended December 31, 2022 and 2021:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding at December 31, 2020	25,087,416	$1.29	7.92	$18,554,241
Granted	9,562,000	2.49	—	—
Exercised	(5,589,084)	1.50	—	7,731,175
Expired	(2,966,509)	1.69	—	—
Forfeited	(4,250,042)	1.10	—	—
Outstanding at December 31, 2021	21,843,781	1.74	8.06	4,596,393
Granted	13,033,750	0.30	—	—
Exercised	(72,334)	0.53	—	—
Expired	(1,038,796)	2.08	—	—
Forfeited	(526,037)	1.75	—	—
Outstanding at December 31, 2022	33,240,364	1.17	7.8	—
Vested as of December 31, 2022	18,756,614	1.57	6.45	—
Expected to vest as of December 31, 2022	14,483,750	0.65	9.53	—
As of December 31, 2022, $5.4 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.17 years. The total intrinsic value of shares exercised in the years ended December 31, 2022, 2021 and 2020, was $0.0 million, $7.7 million and $2.4 million, respectively. The total fair value of shares vested in the years ended December 31, 2022, 2021 and 2020, was $8.4 million, $8.4 million and $11.8 million, respectively. Cash received from options exercised in the years ended December 31, 2022, 2021 and 2020, was $0.0 million, $8.4 million and $1.7 million, respectively.
For the options with performance and service conditions, the assumptions used to estimate the fair values of the stock options granted in the year ended December 31, 2022, 2021 and 2020 are as follows:

Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Expected term (in years)	0.5 - 5.55	4.79 - 7.17	5.15 - 5.52
Expected volatility	96% - 127%	112% - 130%	101% - 122%
Expected dividend yield	—%	—%	—%
Risk free interest rate	1.69% - 4.58%	0.51% - 1.29%	0.39% - 0.44%

For the options with market conditions, the assumptions used to estimate the fair values of the stock options granted in the year ended December 31, 2021 as follows:

For the Year Ended December 31, 2021
Expected term (in years)	1.88
Expected volatility	106.92%
Expected dividend yield	—%
Risk free interest rate	1.31%
(b)Warrants
In connection with certain of the Company’s service and fund raising agreements, the Company issued warrants to service providers and investors to purchase the common stock of the Company. As of December 31, 2022, the weighted average exercise price was $0.29, and the weighted average remaining life was 4.89 years.

A summary of the warrants is as follows:

	2022	2021
Warrants Outstanding	Number of Warrants Outstanding and Exercisable	Number of Warrants Outstanding and Exercisable	Exercise Price	Expiration Date
Service providers	—	200,000	$5.00	July 1, 2022
Service providers	—	700,000	2.50	February 28, 2022-October 1, 2022
Service providers	—	100,000	7.50	January 1, 2023
Service providers	—	100,000	9.00	January 1, 2023
Acuitas Capital, LLC	5,000,000	—	0.29
Acuitas Capital, LLC	5,000,000	—	0.29
	10,000,000	1,100,000
(c)Restricted Shares
In December 2022, the Company granted 8.2 million restricted shares to certain employees and directors under the 2010 Plan which was approved by the Board. The restricted shares were vested either immediately or over 24 months. The aggregated grant date fair value of all those restricted shares was $1.6 million.
In July 2022, the Company granted 0.6 million restricted shares to certain employees under the 2010 Plan which was approved by the Board. The restricted shares were vested immediately on the grant date. The aggregated grant date fair value of all those restricted shares was $0.4 million.
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
A sumary of the unvested restricted shares is as follows:

	Shares	Weighted-average fair value
Non-vested restricted shares outstanding at December 31, 2020	—	$—
Granted	5,025,000	2.46
Forfeited	—	—
Vested	(5,025,000)	2.46
Non-vested restricted shares outstanding at December 31, 2021	—
Granted	8,800,000	0.22
Forfeited	—	—
Vested	(5,100,000)	0.25
Non-vested restricted shares outstanding at December 31, 2022	3,700,000	0.19
As of December 31, 2022, there was $0.7 million of unrecognized compensation cost related to unvested restricted shares.

Note 17.    Loss Per Common Share
The following table summarizes the Company's earnings (loss) per share (USD in thousands, except per share amounts):

	December 31, 2022	December 31, 2021	December 31, 2020
Net loss	$(260,692)	$(256,009)	$(101,264)
Preferred stock dividends	(56)	—	—
Net loss attributable to Ideanomics, Inc. common stockholders	(260,748)	(256,009)	(101,264)

Basic
Basic weighted average common shares outstanding	512,702,986	447,829,204	213,490,535
Diluted
Diluted weighted average common shares outstanding	512,702,986	447,829,204	213,490,535
Net loss per share:
Basic	$(0.51)	$(0.57)	$(0.47)
Diluted	$(0.51)	$(0.57)	$(0.47)
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

	December 31, 2022	December 31, 2021	December 31, 2020
Warrants	10,000	1,100	900
Options and RSUs	42,055	21,859	25,172
Series A Preferred Stock	933	933	933
Series B Preferred Stock	62,500	—	—
Contingent shares	1,491	1,491	1,013
Convertible promissory note and interest	30,317	30,585	—
Total	147,296	55,968	28,018

Note 18.    Income Taxes
(a)CIT

Ideanomics, Inc., and its US subsidiaries are subject to U.S. federal and state income tax.

Taxes that are based on gross revenue, rather than net income, are not CIT. In the year ended December 31, 2022, the Company incurred $0.1 million of such taxes that are included in selling, general and administrative expense in the statement of operations.
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
Medici Operation Limited and MEG Technology Services Group Limited were incorporated in Hong Kong. Their activities relate to support and ownership of businesses outside of Hong Kong, and consequently their expenses do not create operating loss carryovers.
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
During the year ended December 31, 2021, Tree Technologies recorded a $0.4 million deferred tax benefit. This benefit resulted from a net operating loss carryover for the period, part of which was able to offset previously recorded deferred tax liabilities and part of which were offset by a valuation allowance. Because of the ten-year expiration period of net operating loss carryovers under Malaysian tax law, it is unlikely that additional net operating losses will further reduce the deferred tax liabilities.

During the year ended December 31, 2022, Tree Technologies recorded a $4.2 million deferred tax benefit resulting almost entirely from the reduction of deferred tax liabilities that accompanied a total impairment of the land-use rights.

At the acquisition of a controlling interest in Energica on March 14, 2022, the Company recognized approximately $6.4 million of deferred tax liabilities related to various intangible assets not recognized for CIT purposes. This was in combination with some smaller temporary differences, as well as net of deferred tax assets, principally related to net operating loss carryovers.
During the period from its acquisition on March 14, 2022 and the end of 2022, Energica and its U.S. subsidiary recorded an income tax benefit of $3.5 million. This arose principally from the reduction of deferred tax liabilities as a result of amortization of the intangible assets as well as from net operating losses for the period, the deferred tax assets from which can be used, with limitations, to offset a portion of Energica’s deferred tax liabilities.

With the exception of the two Hong Kong companies, the three BVI companies, SSE, incorporated in Singapore, and M.Y. Products LLC, all subsidiaries of Ideanomics China are PRC entities. The income tax provision of these entities is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in the PRC.
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
Loss before tax (after impairment of an equity in loss of equity method investees) and the provision for income tax benefit consists of the following components (in thousands):

	2022	2021	2020
Loss before tax, after impairment of and equity in loss of equity method investees
United States	$(208,155)	$(256,851)	$(82,999)
PRC/Italy/Hong Kong/Malaysia and other	(81,672)	(11,660)	(31,890)
	(289,827)	(268,511)	(114,889)
Deferred tax expense (benefit) of net operating loss
United States - Federal	(261)	—	—
United States - State	(197)	—	—
PRC/Italy/Hong Kong/Malaysia and other	(2,190)	(371)	(241)
	(2,648)	(371)	(241)
Deferred tax (benefit) of a decrease in the beginning of the year
Valuation allowance as a result of a change in circumstances	—	—	—
United States - Federal	—	(8,873)	—
United States - State	—	(1,261)	—
PRC/Italy/Hong Kong/Malaysia and other	—	—	—
	—	(10,134)	—
Deferred tax expense (benefit) other than the above two categories
United States - Federal	(116)	(89)	—
United States - State	(218)	(1,359)	—
PRC/Italy/Hong Kong/Malaysia and other	(5,030)	(58)	(3,067)
	(5,364)	(1,506)	(3,067)
Total deferred income tax (expense) benefit	(8,012)	(12,011)	(3,308)

Current tax expense (benefit) other than benefit of net operating loss
United States - Federal	—	—	—
United States - State	301	225	—
PRC/Hong Kong/Singapore/Malaysia	—	—	—
Total current income tax (expense) benefit	301	225	—

Total income tax expense (benefit)	$(7,711)	$(11,786)	$(3,308)

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

The current CIT for 2021 all relates to Timios, which had taxable income since its acquisition in January 2021 resulting from the non-deductibility of amortization and impairment charges. The current CIT for 2022 also relates to Timios arising from adjustments of prior period estimated amounts.
A reconciliation of the expected income tax derived by the application of the U.S. CIT rate to the Company’s loss before income tax benefit is as follows:

	2022	2021	2020
U. S. statutory income tax rate	21.0%	21.0%	21.0%
Non-deductible expenses:
Non-deductible stock awards	(0.5)	(0.6)	(0.6)
Non-deductible impairment or disposal of goodwill	(3.2)	(10.5)	(3.7)
Non-deductible acquisition costs	(0.1)	(0.7)	—
Non-deductible officers’ compensation	(0.1)	(0.6)	—
Non-deductible interest expenses	(0.1)	(0.2)	(2.0)
Additional tax cost basis on disposal of subsidiary	—	0.4	—
Expiration of and disposal of subsidiary NOL carryovers	(0.3)	(0.5)	—
Change in state tax rates due to change in state apportionment	(0.8)	1.1	1.3
Increase in valuation allowance	(16.9)	(10.3)	(15.7)
Tax rate differential(state and foreign)	3.2	5.0	1.3
Non-taxable gain on remeasurement of previously held equity interest Energica	0.9	—	—
Non-taxable gain Non-deductible (loss) on contingent consideration	—	0.9	1.1
Others	(0.4)	(0.6)	0.2
Effective income tax rate	2.7%	4.4%	2.9%

The Company’s acquisition of WAVE in 2021, which is included with Ideanomics in all state income tax filings, is expected to have a significant effect on the states to which Ideanomics’ income and loss is apportioned. This results in a higher income tax rate at which many of Ideanomics deductible temporary differences are expected to reverse. The increase in the expected rate consequently resulted in a significant increase in the related deferred tax assets in 2021, which were then offset with a valuation allowance.

Deferred income taxes are recognized for future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022	December 31, 2021
U.S. NOL	$73,209	$46,693
Foreign NOL	14,340	6,554
U.S. capital loss carryover	841	873
U. S. Section 1231 carryover	2,274	2,360
Accrued payroll and expense	963	1,012
Nonqualified options	3,661	2,999
Intangible assets	3,247	—
Inventory reserve	884	563
Bad debt allowance	346	281
Impaired assets	28,497	10,728
Urealized losses	345	—
Other	218	126
Equity investment loss and others	5,505	5,081

Total deferred tax assets	134,330	77,270
Less: valuation allowance	(123,310)	(74,972)
Property and equipment	(292)	(357)
Intangible assets	(12,707)	(5,954)
Outside basis in domestic subsidiary and other	(1,021)	(1,060)
Total deferred tax liabilities	(14,020)	(7,371)
Net deferred tax assets (liabilities)	$(3,000)	$(5,073)

As of December 31, 2022, 2021 and 2020, the Company had U.S. domestic cumulative tax loss carryforwards of $303.7 million, $191.4 million and $99.3 million, respectively, and foreign cumulative tax loss carryforwards of $59.0 million, $26.9 million and $24.0 million, respectively, which may be available to reduce future income tax liabilities in certain jurisdictions. $28.2 million of the U.S. carryforwards expire in the years 2027 through 2037. The remaining U.S. tax loss is not subject to expiration. PRC tax loss carryforwards of $26.2 million will expire beginning year 2023 to year 2027. Italian tax loss carryforwards of $24.8 million, do not expire. Malaysian tax loss carryforwards of $5.9 million will expire in the years 2030 to 2032. At December 31, 2022, The Company also has U.S. capital loss and section 1231 loss carryovers of $3.4 million and $9.1 million respectively. The capital loss carryover expires in 2027, while the 1231 loss carryover does not expire. Utilization of NOLs may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state and foreign provisions. This annual limitation may result in the expiration of NOLs before utilization. Management has however, excluded from the carryforward totals amounts shown on the tax returns but for which management has assessed cannot be used before expiration because of the annual limitations.

The Company has conducted an analysis of potential limitations of the use of its loss US loss carryovers under Internal Revenue Code section 382, and has concluded that as of December 31, 2022, any such limitations would not have a significant impact on the ability to utilize the loss carryovers and other deferred tax assets discussed above.

Subsequent to December 31, 2022, the Company believes that the VIA transaction (see Note 24), in combination with previous issuances of Company stock, triggered the imposition of limits on the future use of losses that previously did not have any material limitations to approximately $4.8 million per year. This limit would not only apply to loss carryovers, but also to approximately $10.1 million of future amortization deductions. The limit would also apply to any realization in the next five years of the losses that give rise to the $34.3 million of deferred tax assets above that relate to impaired assets and equity method losses. Any portion of the annual limit not used on one year can be carried forward and used in later years.

The triggering of the 382 limitations has an immaterial effect on the net deferred tax assets due to the current valuation allowance. Under the limitations, it would still be at least theoretically possible to eventually utilize all of the Company’s deferred tax assets.

Realization of the Company’s net deferred tax assets is largely dependent upon the Company’s ability to generate future taxable income in the respective tax jurisdictions to obtain benefit from the reversal of temporary differences and NOL carryforwards. It is, however, possible that the Company could record an income tax benefit in 2023 or later years from the reduction of the valuation allowance resulting from acquisitions in which deferred tax liabilities are recorded. In such a case, as occurred in 2021, deferred tax assets could be utilized to offset the acquired deferred tax liabilities. The valuation allowance increased by $48.3 million, $28.2 million and $16.5 million in the years ended December 31, 2022, 2021 and 2020, respectively.

The following table reflects the changes in the valuation allowance (in thousands):

Valuation allowance - January 1, 2020	$30,275
Increase - year ended December 31, 2020	16,457
Valuation allowance - December 31, 2020	46,732
Increase - year ended December 31, 2021	28,240
Valuation allowance - December 31, 2021	74,972
Increase - year ended December 31, 2022	48,338
Valuation allowance - December 31, 2022	$123,310
(b)Uncertain Tax Positions

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a threshold condition that a tax position must meet for any of the benefit of uncertain tax position to be recognized in the financial statements. The deferred tax assets listed above as of December 31, 2022 and 2021, do not include $0.3 million of potential deferred tax assets, arising in the current year, not recognized because they do not meet the threshold for recognition. If these assets were to be recognized they would be fully offset by a valuation allowance. There were no other identified uncertain tax positions December 31, 2022, 2021 and 2020.

The following table reflects changes in the gross unrecognized tax positions (in thousands):

Unrecognized tax benefits at beginning of year - January 1, 2020	$—
Gross changes - year ended December 31, 2020	—
Unrecognized tax benefits at end of year - December 31, 2020	—
Gross changes - year ended December 31, 2021	256
Unrecognized tax benefits at end of year - December 31, 2021	256
Gross increases - current year tax positions	—
Unrecognized tax benefits at end of year - December 31, 2022	$256
As of December 31, 2022, 2021 and 2020, the Company did not accrue any material interest and penalties. The Company’s United States federal and state income tax returns are generally subject to examination for potential assessment for 2018 and later years. The use of U.S. net operating loss carryovers from earlier years are subject to challenge in any future year utilized. Due to the uncertainty regarding the filing of tax returns for years before 2007, it is possible that the Company is subject to examination by the IRS for earlier years. All of the PRC tax returns for the PRC operating companies are subject to examination by the PRC tax authorities for all periods from the companies’ inceptions in 2009 through 2022 as applicable. All of Tree Technologies’ tax returns since inception in 2019 are subject to examination by the Malaysian tax authorities. Energica’s tax returns are subject to examination by Italian tax authorities for 2017 and later years.

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
Shareholder Class Actions and Derivative Litigations
On July 19, 2019, a purported class action, now captioned Rudani v. Ideanomics, Inc. et al., was filed in the United States District Court for the Southern District of New York against the Company and certain of its then current and former officers and directors. The Amended Complaint alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the Amended Complaint alleged purported misstatements made by the Company in 2018 and 2019, seeking damages. As part of a mediation, the parties reached a settlement for $5.0 million, that has been recorded in litigation settlements. The Court granted final approval of the settlement on January 25, 2022.

On June 28, 2020, a purported securities class action, captioned Lundy v. Ideanomics Inc. et al., was filed in the United States District Court for the Southern District of New York against the Company and certain current officers and directors of the Company. Additionally, on July 7, 2020, a purported securities class action captioned Kim v. Ideanomics Inc. et al, was filed in the Southern District of New York against the Company and certain current officers and directors of the Company. Both cases alleged violations of Section 10(b) and 20(a) of the Exchange Act arising from certain purported misstatements by the Company beginning in September 2020 regarding its Ideanomics China division. On November 4, 2020, the Lundy and Kim actions were consolidated and the litigation is now titled “In re Ideanomics, Inc. Securities Litigation.” In December 2020, the Court appointed Rene Aghajanian as lead plaintiff and an amended complaint was filed in February 2021, alleging violations of Section 10(b) and 20(a) of the Exchange Act arising from certain purported misstatements by the Company beginning in March 2020 regarding its Ideanomics China division and seeking damages. The defendants filed a motion to dismiss on May 6, 2021. On March 15, 2022, the Court granted Defendants’ motions to dismiss in full and dismissed Plaintiff’s complaint. On April 14, 2022, Plaintiff sought leave to amend its complaint and Defendants opposed that request. On February 8, 2023 the Court denied Plaintiffs’ motion for leave to amend and Plaintiff did not appeal that decision within the required 30 day time limit, so this matter is now closed.

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

Merger-related Litigation and Demand Letters

Following the announcement of the Company’s agreement to acquire VIA, the Company has received several demand letters on behalf of purported stockholders of the Company and the Company and certain of its officers and directors have been named as defendants in complaints filed and consolidated in the United States District Court for the Southern District of New York demanding the issuance of additional disclosures in connection with the merger. The specific complaints, all of which have been consolidated, have the following filing dates: Macmillan v. Ideanomics, Inc.et al.¸ December 2, 2021; Saee v. Ideanomics, et al., December 7, 2021; and Foran v. Ideanomics, Inc., et al., January 11, 2022. In those complaints, Plaintiffs allege that the Company’s Registration Statement on Form S-4 initially filed with the SEC on November 5, 2021, is false and misleading and purportedly omits material information regarding the Company’s acquisition of VIA. The Company believes that its disclosures comply fully with applicable law and that the demand letters and complaints are without merit. The court consolidated all of the above actions in January of 2022 and the cases were voluntarily dismissed on October 19, 2022, so these matters are closed.

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

Ideanomics Audit Committee Investigation

On March 14, 2022, BDO, the predecessor auditor, informed the company that information related to the company’s operations in China indicated that an illegal act may have occurred. In response, the company’s Audit Committee engaged an Am Law 100 law firm and a nationally recognized forensics accounting firm to conduct a complete and thorough investigation and such investigation was completed by such parties to the Audit Committee’s satisfaction on July 17, 2022. The investigation concluded with no findings of improper or fraudulent actions or practices by the Company or any of its officers or employees with respect to any matters, including those raised by BDO.

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

McCarthy v. Ideanomics

On December 14, 2022, Conor McCarthy, Ideanomics’ former CFO, filed an arbitration in front of the American Arbitration Association alleging breach of his separation agreement by Ideanomics and claiming as damages the entirety of his separation payment (approximately $0.7 million), double damages, statutory interest, and costs. The matter is set for arbitration on April 25, 2023.

Cantor Fitzgerald, LLC v. Ideanomics

On January 10, 2023, Cantor sued Ideanomics in the Supreme Court of the State of New York, New York County for breach of contract to pay $0.2 million in fees associated with a Letter Agreement entered into on October 22, 2021. The parties are negotiating a resolution, but the case is still pending in the interim.

Acuitas Capital, LLC v. Ideanomics

On March 14, 2023, Acuitas Capital, LLC filed suit against Ideanomics in the Southern District of New York, alleging breach of the SPA executed between the parties on November 14, 2022 and seeking an injunction for specific performance of the SPA as well as a declaratory judgment that the SPA is valid and enforceable. The hearing on the preliminary injunction motion is set for March 29, 2023.

3i LP v. Ideanomics

On March 21, 2023, Ideanomics was served with a notice of lawsuit filed in the Supreme Court of New York, New York County. The summons alleges breach of contract regarding an exclusive term sheet and damages in excess of $10,000,000. No complaint was attached, but the company believes any damages associated with a term sheet (e.g. the failure to conclude a definitive agreement) should be less than the amount claimed by a wide margin.

Note 20.    Concentration, Credit and Other Risks
a.Major Customers and Referring Financial Institutions
For the year ended December 31, 2022, no customer individually accounted for more than 10.0% of the Company’s revenue. No customer individually accounted for more than 10.0% of the Company’s net accounts receivable as of December 31, 2022.
Timios generates much of its revenue through referring financial institutions. For the year ended December 31, 2022, no individual referring financial institution accounted for more than 10.0% of the Company’s revenue.
For the year ended December 31, 2021, no customer individually accounted for more than 10.0% of the Company’s revenue. Two customers individually accounted for more than 10.0% of the Company’s net accounts receivable as of December 31, 2021 (37.90% of accounts receivable).

For the year ended December 31, 2020, three customers individually accounted for more than 10.0% of the Company’s revenue (77.00% of revenue). Three customers individually accounted for more than 10.0% of the Company’s net accounts receivable as of December 31, 2020 (98.20% of accounts receivable).
Major Suppliers
For the year ended December 31, 2022, no suppliers individually accounted for more than 10.0% of the Company’s cost of revenues. No suppliers individually accounted for more than 10.0% of the Company’s accounts payable as of December 31, 2022.
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
Concentration of Credit Risks
Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of December 31, 2022 and 2021, the Company’s cash and cash equivalents were held by financial institutions (located in the PRC, Hong Kong, Malaysia, Italy, Australia the U.S. and Singapore) that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.
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
As of December 31, 2022, the Company had cash and cash equivalents of $21.9 million. Approximately $4.4 million was held in U.S. entities and $16.0 million was held in Hong Kong, Singapore, Malaysia, and the PRC entities.

Timios holds various regulatory licenses related to its business as a title insurance agency and is required to hold a minimum cash balance of $2.0 million. As a broker-dealer, JUSTLY has minimum capital requirements. JUSTLY had cash of $0.3 million as of December 31, 2022, which was necessary for JUSTLY to meet its minimum capital requirements.
As of December 31, 2022 and 2021, deposits of $3.6 million and $4.7 million were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in Italy, PRC, HK, U.S., and Malaysia with acceptable credit ratings.
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
Note 21.    Defined Contribution Plans

For U.S. employees, the Company sponsors a 401(k) plan that provides for a 100.0% employer matching contribution of the first 3.0% and 50.0% of the next 2.0% of eligible pay that the employee contributes to the plan. Employees contributions are 100.0% vested immediately. The Company’s matching contribution to the 401(k) plan is evenly vested over five years.
The Company paid total matching 401(k) contributions of $1.1 million in the year ended December 31, 2022, and $0.1 million in the years ended December 31, 2021 and 2020, respectively.
Full time employees in the PRC and Malaysia participate in government-mandated defined contribution plans pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to make contributions based on certain percentages of the employees’ basic salaries. Other than such contributions, there is no further obligation under these plans. The total contributions for such PRC and Malaysia employee benefits were $0.7 million in the years ended December 31, 2022 and 2021, respectively, and $0.4 million in the year ended December 31, 2020.

Employees in Italy are entitled to TFR, commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees in the private sector. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The annual accrual is approximately 7.0% of total pay, with no ceiling, and is revalued each year by applying a pre-established rate of return of 1.5%, plus 75.0% of the Consumer Price Index, and is recorded by a book reserve. TFR is an unfunded plan. The costs of the retirement benefit obligation are accounted for under the provisions of ASC 715. The amount of the obligation at December 31, 2022 $0.5 million.
Note 22. Geographic Areas
The following table summarizes geographic information for long-lived assets (in thousands):

	December 31, 2022	December 31, 2021
United States	$4,935	$1,997
Europe	2,532	—
Malaysia	673	26,870
Other	97	728
Total	$8,237	$29,595
Other than the PRC, no other country’s revenues from external customers are significant enough to require separate disclosure. Revenues from external customers in the PRC were $39.1 million, $29.7 million, and $25.0 million million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 23.    Contingent Consideration
The following table summarizes information about the Company’s contingent consideration arrangements measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
DBOT - Contingent Consideration[a]	$—	$—	$649	$649
Tree Technology - Contingent Consideration[b]	—	—	118	118
Solectrac - Contingent Consideration[c]	—	—	100	100
Total	$—	$—	$867	$867

	December 31, 2021
	Level 1	Level 2	Level 3	Total
DBOT - Contingent Consideration[a]	$—	$—	$649	$649
Tree Technology - Contingent Consideration[b]	—	—	250	250
Solectrac - Contingent Consideration[c]	—	—	100	100
Total	$—	$—	$999	$999
Note:

(a)This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The fair value of DBOT contingent consideration was valued using the Black-Scholes Merton method. The Company issued 13.1 million shares during the year ended December 31, 2020 and partially satisfied this liability. No shares have been issued in the years ended December 31, 2022 and 2021, respectively.
(b)This represents the liability incurred in connection with the acquisition of Tree Technologies during the three months ended December 31, 2019 and as subsequently remeasured as of December 31, 2022 and 2021. The fair value of the Tree Technology contingent consideration was valued using a probability-weighted discounted cash flow approach.
(c)This represents the liability incurred in connection with the acquisition of Solectrac. The liability represents the fair value of the three contingent considerations that were entered into at closing. The fair value was determined using Monte-Carlo simulations.
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

The following table summarizes the significant inputs and assumptions used in the probability-weighted discounted cash flow approach:

	December 31, 2022	December 31, 2021
Weighted-average cost of capital	15.0%	15.0%
Probability	5%-20%	5%-10%

Solectrac Contingent Consideration

The fair value of the Solectrac contingent consideration as of December 31, 2022, was valued using a Monte-Carlo simulation model. The significant unobservable inputs include volatility, discount rate and the risk free rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The following table summarizes the significant inputs and assumptions used in the model:

December 31, 2022
Risk-free interest rate	3.4%
Expected volatility	25.0%
Expected discount rate	13.1%

The following table summarizes the reconciliation of contingent consideration measured using Level 3 inputs (in thousands):

Contingent Consideration
January 1, 2020	$24,656
Measurement period adjustment	(1,990)
Settlement	(8,203)
Remeasurement loss/(gain) recognized in the income statement	(5,503)
December 31, 2020	8,960
Addition	1,639
Remeasurement loss/(gain) recognized in the income statement	(9,600)
December 31, 2021	999
Remeasurement loss/(gain) recognized in the income statement	(131)
December 31, 2022	$867

Note 24.    Subsequent Events
SEPA

As of December 31, 2022, the company had requested advances against the SEPA for an aggregate of 18.3 million shares. In 2023 year to date, the company has requested additional advances for 107.6 million shares and received proceeds in the aggregate of $10.8 million and a reduction in the balance of the outstanding convertible note of approximately $4.2 million. There are 24.0 million shares remaining under the SEPA as of March 15, 2023.
Promissory Note – Tillou Management

Effective March 20, 2023, the Company promised to pay to the order of Tillou Management and Consulting LLC, an entity controlled by Vince McMahon, the father of the Company’s Executive Chairman, Shane McMahon, the principal amount of $2.0 million, due on demand any time after April 20, 2023. The principal amount outstanding under the note accrues interest at 20.0% per annum. As collateral for the Company’s obligations under the note, the Company granted to the note holder a security interest in certain secured collateral with recorded value of $2.4 million.

VIA Motors Acquisition
On January 31, 2023, the company closed the acquisition of VIA Motors, pursuant to the terms of the Amended and Restated Merger Agreement. In closing, the company acquired all outstanding shares of VIA Motors in exchange for the issuance of 126.5 million common shares and up to 2 million convertible preferred shares (at a ratio of 20:1 to common) and the settlement of loans advanced to VIA Motors prior to closing with a settlement value of $72.4 million. The parties agreed to use the closing price on January 24, 2023 to calculate the exchange of share consideration, which was $0.1804. In addition, the VIA Motors selling shareholders will be entitled to receive up to $180 million in convertible preferred shares upon the satisfaction of earn out provisions included in the Amended and Restated Merger agreement. Between December 31, 2022 and the closing, the company provided incremental funds to VIA Motors of approximately $2.9 million.
Yorkville Convertible Note
Subsequent to December 31, 2022, $4.1 million of the convertible note outstanding balance was converted into shares pursuant to the terms and provisions of the debenture agreement executed in October 2022. As of March 15, 2023 the outstanding balance is $0.3 million.
Acuitas SPA
On February 1, 2023, the company issued 10 million Series B convertible preferred shares following the satisfaction of conditions associated with Closing #3 in the Buyers Schedule of the SPA in consideration for the receipt of $10 million. In addition, Acuitas Capital notified the company of their request convert 5 million preferred shares into 24.5 million common shares on February 3, 2023 and subsequently a second conversion notice was issued for the conversion of 5 million preferred shares into 24.5 million common shares on February 13, 2023. There are currently 10 million convertible preferred shares outstanding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The information required by this Item 9 was "previously reported" as such term is defined in Rule 12b-2 of the Exchange Act.
ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022 that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses described below.

In 2022, our evaluation included Timios, WAVE, Solectrac and US Hybrid for the first time. Our evaluation excluded Energica which was acquired in the year ended December 31, 2022, and was not fully integrated with Ideanomics as of that date. As of and for the year ended December 31, 2022, Energica represented 11% of total assets and 11% of revenue. In accordance with guidance issued by the SEC, we have excluded the Energica acquisitions from our assessment of internal controls over financial reporting during the first year following the acquisition.

Material Weaknesses
41

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company has the following material weaknesses in its internal control over financial reporting as of December 31, 2022:

•The design and implementation of internal controls over the review of management’s inputs into valuation models and associated valuation outputs from third party valuation specialists .

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

Management’s Plan for Remediation

In the fourth quarter of 2022, management analyzed the root causes of the material weaknesses described above with the Audit Committee and has completed the design phase to modify existing controls or add new controls to address risks identified in the material weaknesses identified in 2021. Management has also implemented over half of the proposed remediation measures in the first quarter of 2023 and expects to complete the rollout in the second quarter of 2023. We expect that the deficiencies
42

identified which aggregate to the material weaknesses noted above, will be subject to testing throughout 2023 subject to the control operation cycles to determine the operating effectiveness. A critical element of the remediation designed includes the monitoring of the operation of controls on a location basis both as to operation and the related documentation of the control operation.

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

Following the conclusion of the investigation, the Audit Committee requested management to conduct an assessment of the effectiveness of the current FCPA compliance program in the fourth quarter of 2022 with the objective of ensuring optimization of the program. The review concluded that the transactions in question occurred prior to the currently implemented controls, which include the third-party validation of the beneficial ownership and public compliance history of contractual counter parties. The currently implemented controls are designed to identify counter party risk and have been applied to all commercial contracts entered into in the fourth quarter of 2022.

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

In 2022, the Audit Committee directed the investigation activities referred to above including but not limited to the establishment of the scope of the investigation, the review of the methodology employed and the basis for conclusions on procedures performed. In addition, the Audit Committee reviewed and approved the scoping for the 2022 evaluation including the risk assessment for new in scope locations, requested bi-weekly updates from management on the timeliness of the evaluation and reviewed the aggregation of deficiencies.

In 2023, the Audit Committee is in the process of recruiting new members for the Committee to enhance the current risk assessment and mitigation skill sets of the Committee. The addition of new independent members is expected to increase the level of engagement with key risk matters. The Committee expects that with the addition of new members and the broader scope of engagement specific to the risk assessment, this material weakness will be fully remediated in 2023.

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
43

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

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable
44

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K will be included in our definitive 2023 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our definitive 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 of Form 10-K will be included in our definitive 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our definitive 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our definitive 2023 Proxy Statement and is incorporated herein by reference.
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

2.1
Agreement and Plan of Merger by and among Ideanomics, Inc. and the stockholders of Wireless Advanced Vehicle Electrification, Inc. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 19, 2021]

2.2
Agreement and Plan of Merger by and among the Company, US Hybrid Corporation, USH Merger Corp. and Dr. Gordon Abas Goodarzi [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 14, 2021]

45

2.3
Agreement and Plan of Merger, dated August 30, 2021. by and among Ideanomics, Inc., Longboard Merger Corp., Via Motors International, Inc. and Shareholder Representative Services LLC [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 3, 2021]

2.4
Amended and Restated Agreement and Plan of Merger entered into by and among Ideanomics, Inc., Via Motors International, Inc., Longboard Merger Corp., and Shareholder Representative Services LLC, dated as of January 24, 2023 [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 1, 2023]

2.5
First Amendment to Amended and Restated Agreement and Plan of Merger dated as of January 24, 2023 [incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 6, 2023]

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

3.7
Certificate, Amendment or Withdrawal of Designation, relating to the Series B Preferred Stock, filed with the Secretary of State of Nevada on November 16, 2022. [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 18, 2022]

3.8
Certificate, Amendment or Withdrawal of Designation, relating to the Series C Preferred Stock, filed with the Secretary of State of Nevada on November 16, 2022. [incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 18, 2022]

3.9
Certificate, Amendment or Withdrawal of Designation, relating to the Series D Preferred Stock, filed with the Secretary of State of Nevada on November 16, 2022. [incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 18, 2022]

3.10
Certificate, Amendment or Withdrawal of Designation, relating to the Series E Convertible Preferred Stock, filed with the Secretary of State of Nevada on November 16, 2022. [incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 18, 2022]

3.11
Certificate of Designation of Series B Convertible Preferred Stock of Ideanomics, Inc. [incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 18, 2022]

3.12
Certificate of Designation of Series C Convertible Preferred Stock. [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 1, 2023].

4.1 *	Description of registrant's securities

10.1 †	Amended and Restated 2010 Equity Incentive Plan, dated August 28, 2018

10.2 †	Forms of Stock Option Agreement [Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on January 28, 2020]

10.3 †	Form of Restricted Stock Grant Agreement [Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on January 28, 2020]

10.4
Strategic Cooperation agreement between Qingdao Chengyang Xingyang Development and Investment Co., Ltd., Beijing Seven Star Global Culture Development Co., Ltd. and Ideanomics [incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on May 11, 2020]

46

10.5†
Employment Agreement, dated July 31, 2020, by and between the Company and Mr. Alfred P. Poor [incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 11, 2020]

10.6
Stock Purchase Agreement, by and among Ideanomics, Timios Holding Corp. and the stockholders of Timios Holding Corp [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-35561) filed on November 12, 2020]

10.7
An automobile sales contract between the Company and Meihao Travel (Hangzhou) Automobile Technology Co., Ltd. [incorporated by reference to Exhibit 10.142 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2021]

10.8
Payment agreement among the Company, Meihao Travel (Hangzhou) Automobile Technology Co., and BYD (HK) Co., Ltd. [incorporated by reference to Exhibit 10.143 to the Company’s Annual Report on Form 10-K (File No. 001-35561) filed on March 31, 2021]

10.9
Simple Agreement for Future Equity between the Company and Technology Metals Market Limited, dated January 28, 2021 in the principal amount of £1,500,000 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 3, 2021]

10.10
Sales Agreement by and between Ideanomics, Inc. and Roth Capital Partners, LLC, dated as of February 26, 2021 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 1, 2021]

10.11
Investment Agreement between the Company and Energica Motor Company, dated March 3, 2021 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 4, 2021]

10.12 †	Employment Agreement, effective April 5, 2021, with Kristin Helsel [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on April 5, 2021]

10.13
Agent Agreement between Tree Technologies SDN BHD and PT Pasifik Sakti Enjinring, dated April 14, 2021 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on April 14, 2021]

10.14
Stock Purchase Agreement between the Company and FNL Technologies, Inc., dated April 20, 2021 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on April 26, 2021]

10.15	Form of Voting and Support Agreement, dated August 30, 2021 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 3, 2021]

10.16
Secured Convertible Promissory Note issued by VIA Motors International, Inc. to Ideanomics, Inc. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 3, 2021]

10.17
Convertible Debenture between the Company and YA II PN, Ltd, dated October 25, 2021 in the principal amount of $75,000,000 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 29, 2021]

10.18	Framework Agreement, dated September 15, 2021 [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 23, 2021]

10.19	Shareholders Agreement, dated September 15, 2021 [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 23, 2021]

10.20 †
Employment Agreement of Robin Mackie, dated as of August 29, 2021 [incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 23, 2021]

10.21
Subscription Agreement dated as of July 26, 2021, and entered into between the Company and the MDI Keeper’s Fund, L.P. [incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 23, 2021]

10.22
Investment Agreement relating to PRETTL Electronics Automotive GmbH [incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 23, 2021]

10.23
Shareholders’ Agreement relating to PRETTL Electronics Automotive GmbH [incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 23, 2021]

10.24	Shareholders Agreement, dated December 29, 2021 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 29, 2021]

47

10.25	Nominating and Corporate Governance Committee Charter [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 12, 2022]

10.26
Amendment No.1 to Agreement and Plan of Merger, by and among the Company, VIA Motors International Inc. and Shareholder Representative Services LLC [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 23, 2022]

10.27
Amendment No. 1 to Secured Convertible Promissory Note by and between the Company and VIA Motors International, Inc. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 23, 2022]

10.28
Secured Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of May 20, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 23, 2022]

10.29
Amendment No. 1 to Secured Convertible Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of June 17, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 18, 2022]

10.30
Amendment No. 2 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of June 17, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 18, 2022]

10.31
Amendment No. 3 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of July 12, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 18, 2022]

10.32
Amendment No. 2 to Secured Convertible Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of July 19, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 25, 2022]

10.33
Amendment No. 3 to Secured Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of August 15, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 19, 2022]

10.34
Amendment No. 4 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of August 15, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 19, 2022]

10.35
Amendment Agreement by and between the Company and YA II PN, LTD. dated as of August 29, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2022]

10.36
Amendment and Restated Convertible Debenture dated as of August 29, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2022]

10.37
Escrow Agreement by and among the Company, YA II PN, LTD., and Transfer Online, Inc. dated as of August 30, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2022]

10.38
Standby Equity Purchase Agreement, dated as of September 1, 2022, by and between Ideanomics, Inc. and YA II PN, Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 2, 2022]

10.39
Amendment No. 5 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 7, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 13, 2022]

10.40
Amended and Restated Standby Equity Purchase Agreement, dated as of September 14, 2022, by and between Ideanomics, Inc. and YA II PN, Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 16, 2022]

10.41
Separation Agreement, dated September 16, 2022, by and between the Company and Mr. Conor J. McCarthy. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 20, 2022]

10.42†
Employment Agreement, dated September 16, 2022, by and between the Company and Mr. Stephen Johnston. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 20, 2022]

10.43
Amendment No. 6 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 12, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 22, 2022]

48

10.44
Amendment No. 7 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 16, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 22, 2022]

10.45
Amendment No. 8 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 28, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 3, 2022]

10.46	Secured Debenture Purchased Agreement dated October 25, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 26, 2022]

10.47	Secured Convertible Debenture dated October 25, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 26, 2022]

10.48	Pledge Agreement dated October 25, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 26, 2022]

10.49	Option Agreement dated October 25, 2022 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 26, 2022]

10.50
Amendment No. 9 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of October 27, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 28, 2022]

10.51
Amendment No. 10 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of November 2, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 4, 2022]

10.52
Amendment No. 4 to the Secured Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of October 28, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 10, 2022]

10.53
Securities Purchase Agreement dated as of November 14, 2022, by and between the Company and Acuitas Capital, LLC [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 18, 2022]

10.54
Warrant Agreement dated as of November 14, 2022, issued by the Company [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 18, 2022]

10.55
Registration Rights Agreement dated as of November 14, 2022, by and between the Company and Acuitas Capital, LLC [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 18, 2022]

10.56	Amended and Restated 2010 Equity Incentive Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 28, 2022]

10.57
Amendment No. 11 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of December 6, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 12, 2022]

10.58
Amendment No. 5 to Secured Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of December 6, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 12, 2022]

10.59
Amendment No. 12 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of December 19, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 19, 2022]

10.60
Promissory Note between Ideanomics, Inc. and Tillou Management and Consulting LLC, dated December 13, 2022. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 19, 2022]

10.61
Pledge Agreement between Ideanomics, Inc. and Tillou Management and Consulting LLC, dated December 13, 2022. [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 19, 2022]

10.62
Subordination Agreement among Ideanomics, Inc., Tillou Management and Consulting LLC and YA PN II, dated December 13, 2022. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 19, 2022]

10.63
Amendment No. 13 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of December 28, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 4, 2023]

49

10.64
Amendment No. 14 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of January 19, 2023 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 20, 2023]

10.65	Form of Registration Rights Agreement.[incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 1, 2023]

10.66
Promissory Note between Ideanomics, Inc. and Tillou Management and Consulting LLC, dated March 19, 2023. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 23, 2023]

10.67
Pledge Agreement between Ideanomics, Inc. and Tillou Management and Consulting LLC, dated March 19, 2023. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 23, 2023]

10.68*†	Offer letter, dated January 23, 2023, by and between the Company and Mr. Robin Mackie.

10.69*	Employment Agreement, dated January 17, 2023, by and between the Company and Mr. Macy Neshati.

21*	List of subsidiaries of the registrant

23.1*	Consent of BF Borgers CPA PC
Consent of BF Borgers CPA PC
23.2*	Consent of Grassi & Co, CPAs, P.C., Independent Registered Public Accounting Firm

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan, contract, or agreement.

50

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

IDEANOMICS, INC.
(Registrant)
Date: March 30, 2023	By	/s/ Alfred P. Poor
Alfred P. Poor
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 30, 2023	By	/s/ Alfred P. Poor
Alfred P. Poor
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 30, 2023	By	/s/ Stephen Johnston
Stephen Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2023	By	/s/ Shane McMahon
Shane McMahon
Director

Date: March 30, 2023	By	/s/ James S. Cassano
James S. Cassano
Director

Date: March 30, 2023	By	/s/ Jerry Fan
Jerry Fan
Director

51