Form 10-K/A
period 2022-12-31
IDEANOMICS, INC.
filed 2023-03-30
CIK 837852

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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Ideanomics Inc. (the "Company") is being filed solely to correct certain typographical errors in the reports of the Company's independent registered public accounting firm, Grassi & Co., CPAs, P.C., on the Company's financial statements as of and for the years ended December 2022 and 2021, and on the Company's internal control over financial reporting as of December 31, 2022, in Item 8 of the Form 10-K. No change is being made in the opinions expressed by Grassi & Co., CPAs, P.C., in those reports, and no other change is being made in Item 8 of the Form 10-K.
In addition, corrected consents of BF Borgers CPA PC and Grassi & Co., CPAs, P.C., are being filed as Exhibits 23.1 and 23.2, respectively, in Item 15 of the Form 10-K.
No change is being made in any other Item of the Form 10-K.

i

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
v

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
The Company recorded impairment losses of $0.0 million, $4.5 million and $0.2 million in the years ended December 31, 2022, 2021 and 2020, respectively, for equity investments accounted for under the measurement alternative, and recorded impairment losses of $11.8 million, $7.9 million and $16.6 million in the years ended December 31, 2022, 2021 and 2020, respectively, for investments accounted for as equity method investments.
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 30, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

Business Combinations

Critical Audit Matter Description

As described in Note 6 to the consolidated financial statements, the Company acquired a controlling interest in Energica increasing its investment from 20.0% in Energica to 72.4% in 2022, and it was accounted for as a step acquisition business combination. We identified the evaluation of the acquisition date fair value of intangible assets acquired and goodwill as a critical audit matter.

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

/S/ Grassi & Co., CPAs, P.C.

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

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 30, 2023 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2022 and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended of the Company and our report dated March 30, 2023 expressed an unqualified opinion on those financial statements.

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

/S/ Grassi & Co., CPAs, P.C.

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

/S/ BF Borgers CPA PC
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

The Company has various vehicles through which it could raise a limited amount of equity funding, however, these are subject to market conditions which are not within management’s control. ### Management continues to seek to raise additional funds through the issuance of equity, mezzanine or debt securities. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our business and industry. These factors individually and collectively raise doubt about the Company’s ability to continue as a going concern. In addition, our independent auditors have included in their report on our financial statements for the year ended December 31, 2022, an paragraph related to the existence of substantial doubt about our ability to continue as a going concern.

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

4.1 **	Description of registrant's securities

10.1 †	Amended and Restated 2010 Equity Incentive Plan, dated August 28, 2018

10.2 †	Forms of Stock Option Agreement [Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on January 28, 2020]

10.3 †	Form of Restricted Stock Grant Agreement [Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on January 28, 2020]

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

10.68**†	Offer letter, dated January 23, 2023, by and between the Company and Mr. Robin Mackie.

10.69**	Employment Agreement, dated January 17, 2023, by and between the Company and Mr. Macy Neshati.

21**	List of subsidiaries of the registrant

23.1*	Consent of BF Borgers CPA PC

23.2*	Consent of Grassi & Co, CPAs, P.C., Independent Registered Public Accounting Firm

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Previously filed.
***	Furnished herewith.
†	Indicates management contract or compensatory plan, contract, or agreement.

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