Form 10-K/A
period 2022-12-31
IDEANOMICS, INC.
filed 2023-08-04
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
There were a total of 1,384,019,786 shares of the registrant’s common stock outstanding as of August 2, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment”) of Ideanomics, Inc’s. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023, as amended by Amendment No.1 thereto, filed with the SEC on March 30, 2023 (as so amended, the “Original Form 10-K”), is being filed solely for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we did not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. In addition, this Amendment deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Amendment, our Chief Executive Officer and our Chief Financial Officer is providing a Rule 13a-14(a) certification as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of this certification. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3,4, and 5 of those certifications have been omitted, in accordance with Question 161.01 of the Exchange Act Rules Compliance and Disclosure Interpretations of the Division of Corporation Finance of the SEC. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Further, except as stated herein, this Amendment does not reflect events occurring after the filing of the Form 10-K on March 30, 2023, and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2022 10-K. Accordingly, this Amendment should be read in conjunction with the SEC subsequent to the filing of the Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below), and Section 21E of the Exchange Act (as defined below). We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning our transition to become a next-generation Fintech company; our expectations regarding the market for our new and existing products and industry segment growth; our expectations regarding demand for and acceptance of our new and existing products or services; our expectations regarding our partnerships and joint ventures, acquisitions, investments; our business strategies and goals; any projections of sales, earnings, revenue, margins or other financial items; any statements regarding the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in the PRC; and all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including, and without limitation, those identified in Item 1A-”Risk Factors” included in the Original Form 10-K, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements included herein are made as of the date of this Amendment. We undertake no obligation to update any of these forward-looking statements, whether written or oral, that may be made, from time to time, after the date of this Amendment to conform our prior statements to actual results or revised expectations.

i

USE OF TERMS

Except as otherwise indicated by the context, references in this Amendment to “we,” “us,” “our,” “our Company,” “the Company,” “IDEX,” or “Ideanomics,” are to the business of Ideanomics, Inc. (formerly known as “Seven Star Cloud Group, Inc.,” “SSC” and “Wecast Network, Inc.,”) a Nevada corporation.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers.

The following sets forth the name and position of each of our current executive officers and directors as of the filing date of this Annual Report.

Name	Age	Position
Shane McMahon	53	Executive Chair
Alfred P. Poor	53	Chief Executive Officer and Director
Scott Morrison	53	Chief Financial Officer
James S. Cassano	77	Director
Andrea Hayward	57	Director

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

Mr. Scott Morrison. Mr. Morrison was appointed Chief Financial Officer effective April 1, 2023. Previously, Mr. Morrison served as Chief Financial Officer of Wave Charging, LLC, a subsidiary of the Company. Additionally, he held the position of Chief Executive Officer for Evoq Nano, Inc., Finance Director at CRH Americas Materials, Inc. and Vice President-Finance for Honeywell Aerospace.

Mr. James S. Cassano. Mr. Cassano was appointed Vice Chairman of the Company effective as of July 23, 2021 and has been a director since January 11, 2008. Mr. Cassano is currently a Partner and Chief Financial Officer of CoActive Health Solutions, LLC, a worldwide contract research organization, supporting the pharmaceutical and biotechnology industries. Mr. Cassano has served as executive vice president, chief financial officer, secretary and director of Jaguar Acquisition Corporation a Delaware corporation (OTCBB: JGAC), a blank check company, since its formation in June 2005. Mr. Cassano has served as amanaging director of Katalyst LLC, a company which provides certain administrative services to Jaguar Acquisition Corporation, since January 2005. In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the Board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex until November 2003 in transition as vice president business development and served as a consultant to the company through February 2004. In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was renamed Tickets.com and went public through an IPO in 1999. From March

1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, and from February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates. Mr. Cassano received a B.S. in Aeronautics and Astronautics from Purdue University and an M.B.A. from Wharton Graduate School at the University of Pennsylvania.

Ms. Andrea Hayward. On April 18, 2023, Ideanomics, Inc. appointed Andrea Hayward as an independent director of the Company and as a member of the Audit Committee and Compensation Committee of the board, to be effective as of May 15, 2023. Ms. Hayward worked for over 31 years at United Parcel Service, where she has delivered specialized supply chain and logistics services on a global scale. Most recently, she served as Vice President of U.S. Network and Vice President of Transportation Technology, where she led over 8,000 employees with a business unit P&L of $1.5 billion. She served as a board member of the Quad County Urban League in Aurora Illinois, providing strategic direction and operational oversight to an organization that supports economic development and social equity for those who are disadvantaged. Additionally, she is a former academic advisor for the supply chain department at Governors State University in University Park, Illinois. Other activities included UPS leadership committees - leading their Seasonality Committee and serving as a member of their Women in Operations, Advanced Technology, and Emergency Crisis committees. Ms. Hayward begins her service as an independent director of the Company on May 15, 2023. She has served as a director of Rehrig Pacific Company and Atlanta CASA.

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

The Board and Committees of the Board

The Company is governed by the Board that currently consists of four members: Shane McMahon, Alfred Poor, James S. Cassano, and Andrea Hayward. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website www.ideanomics.com. Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at 1441 Broadway, Suite 5116, New York, NY 10018.

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material direct or indirect interest in a transaction or relationship with such entity). The Board has determined that James S. Cassano, Shane McMahon, and Andrea Hayward are independent as defined in applicable SEC and NASDAQ rules and regulations, and that each constitutes an “Independent Director” as defined in NASDAQ Listing Rule 5605.

Audit Committee

Our Audit Committee consists of James S. Cassano and Andrea Hayward with Mr. Cassano acting as Chair. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Cassano serves as our Audit Committee financial experts as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:
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

Compensation Committee

Our Compensation Committee consists of James S. Cassano and Andrea Hayward with Mr. Cassano acting as Chair. Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. The Compensation Committee is responsible for, among other things:
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

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Andrea Hayward and James S. Cassano with Andrea Hayward acting as Chair. The Governance and Nominating Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Governance and Nominating Committee is responsible for, among other things:
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

Ms. Andrea Hayward. Ms. Hayward worked for over 31 years at United Parcel Service, where she has delivered specialized supply chain and logistics services on a global scale. Most recently, she served as Vice President of U.S. Network and Vice President of Transportation Technology, where she led over 8,000 employees with a business unit P&L of $1.5 billion.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
Compensation Philosophy
The primary goals of our Board with respect to executive compensation are to attract and retain talented and dedicated executives, to tie annual and long-term cash and stock incentives to the achievement of specified performance objectives, and to create incentives resulting in increased stockholder value. To achieve these goals, our Compensation Committee recommends to our Board, executive compensation packages, generally comprising a mix of salary, discretionary bonus and equity awards. Although we have not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we have implemented and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to the achievement of corporate goals.
Compensation Committee Judgment and Discretion
The Compensation Committee, consisting entirely of independent directors, reviews and approves the compensation of our Named Executive Officers, or NEOs, and makes recommendations regarding equity awards to our Board, which acts as the administrator for our equity compensation plans.
The Compensation Committee’s executive compensation determinations are subjective and the result of the Compensation Committee’s business judgment, which is informed by the experience of its members and input provided by market surveys, its independent compensation consultant, our Chief Executive Officer (other than with respect to his own compensation), other members of management, and investors.
The Compensation Committee regularly evaluates our executive compensation program to determine if changes are appropriate. In so doing, the Compensation Committee may consult with its independent compensation consultant and management; however, the Compensation Committee makes final decisions regarding the compensation paid to our NEOs based on its own judgment. The Compensation Committee may consider factors such as individual performance, company performance, market conditions, financial goals, retention and stockholder interests in determining compensation.
The Role of the Compensation Consultant
The Compensation Committee selects and retains the services of an independent compensation consultant. The independent compensation consultant is independent and that the work that it performed in 2021 did not raise any conflicts of interest. During 2021, the Compensation Committee’s independent compensation consultant, Metin Aksoy at Frederic W. Cook Executive Compensation Consultants, provided no services to us other than services for the Compensation Committee and worked with our management only on matters for which the Compensation Committee is responsible. The Compensation Committee did not retain a compensation consultant in 2022.
The Role of Executives in Executive Compensation Decisions
The Board and our Compensation Committee generally seek input from our Chief Executive Officer, Alfred P. Poor, when discussing the performance of, and compensation levels for, executives other than himself. In 2021, the Compensation Committee also worked with Conor McCarthy, our then Chief Financial Officer, and currently, Scott Morrison, our Chief Financial Officer, to evaluate the financial, accounting, tax and retention implications of our various compensation programs. Neither Mr. Poor, who is also our director, nor Messrs. McCarthy or Morrison participated in deliberations relating to their own compensation.
The Role of Investors
Stockholders are provided the opportunity to cast an advisory vote (“Say-On-Pay”) on the compensation of our NEOs.  In our most recent Say-On-Pay vote, conducted at our 2022 annual meeting of stockholders, held on November 25, 2022, our stockholders approved the compensation of our named executive officers on an advisory basis, with approximately 83% of the votes cast in favor of the fiscal 2021 compensation of our named executive officers. In setting fiscal 2023 compensation, we will consider the outcome of the Say-on-Pay Vote during our 2022 annual meeting of stockholders and will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers. In addition to the Say on Pay vote, the investors were also provided an opportunity to vote on the frequency at which such Say on Pay votes would be held (“Say On Frequency” votes). At the November annual meeting, the majority

(56%) of investors voted for the Say on Frequency votes to occur every three years, with a minority (38%) voting for every year, followed by biannually and those abstaining.  We also have ongoing discussions with many of our investors regarding various corporate governance topics, including environment, social and governance topics and executive compensation. The Compensation Committee also considers these discussions while reviewing our executive compensation program.

The Role of Peer Companies
In 2021, the Compensation Committee reviewed a survey of peer group companies’ total standard compensation components for certain executives, including the named executive officers, as provided by our compensation consultant. The peer group was based on market segment, market capitalization of less than $5 Billion, and trailing four quarters revenue of less than $1 Billion. It included companies from Automotive, Renewable Energy; and Fintech. The companies considered were:

Bloom Energy Corporation	Workhorse Group Inc.	Veritone, Inc.
Cerence Inc	Blink Charging Co.	Arcimoto, Inc.
FuelCell Energy, Inc	Gevo, Inc.	CleanSpark, Inc.
Clean Energy Fuels Corp.	CEVA, Inc.	Electrameccanica Vehicles Corp.
PROS Holdings, Inc.	Stoneridge, Inc.	Allied Motion Technologies Inc.

In general, these companies operate in similar industries and many have similar cost structures, business models (subject to the relevant market segment) and global reach. We also considered the following companies in Charging & Energy; EV Components; Vehicle OEM; and CleanTech as additional peers.

ChargePoint	Romeo Power	Hyliion
PG & E	Ayro.	QuantumScape
ABM Industries	Canoo	XL Fleet
Beam Global	Tesla	Plug Power
	Lordstown Motors	Polar Power
First Solar	Navistar	Enphase Energy

The Compensation Committee considers compensation data from the peer companies to the extent the executive positions at these companies are considered comparable to our positions and informative of the competitive environment. Compensation data for our peer group were collected from available proxy-disclosed data. This information was gathered and analyzed for low, medium and high ratings for annual base salary, short-term incentive pay elements and long-term incentive pay elements.
The survey determined that the NEOs as a whole were positioned at the medium to high end of the peer group in terms of cash compensation, but in the very low end of the peer group in terms of total standard compensation and opportunities.
The Compensation Committee considers peer group data provided by its independent compensation consultant to inform its decision-making process so it can set total compensation levels that it believes are commensurate with the relative size, scope, and success of Ideanomics.
Elements of Compensation
We evaluate individual executive performance with a goal of setting compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size and stage of development while taking into account our relative performance and our own strategic goals. The compensation received by our named executive officers consists of the following elements:
Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry. The Compensation Committee considers compensation data from the peer companies to the extent the executive positions at these companies are considered comparable to our positions and informative of the competitive environment.
Variable Pay
We design our variable pay programs to be both affordable and competitive in relation to the market. We monitor the market and adjust our variable pay programs as needed. Our variable pay programs, such as our bonus program, are designed to motivate employees to achieve overall goals. Our programs are designed to avoid entitlements, to align actual payouts with the actual results achieved, and to be easy to understand and administer.
Equity-Based Incentives
Salaries and bonuses are intended to compensate our executive officers for short-term performance. We also have adopted an equity incentive program intended to reward longer-term performance and to help align the interests of our NEOs with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards performance by our NEOs through the use of equity incentives. Our 2010 equity incentive plan has been established to provide our employees, including our NEOs, with incentives to help align those employees’ interests with the interests of our stockholders.
When making equity-award decisions, the Compensation Committee considers market data, the grant size, the forms of long-term equity compensation available to it under our existing plans and the status of previously granted awards. The amount of equity incentive compensation granted reflects the executives’ expected contributions to our future success. Existing ownership levels are not a factor in award determination, as the Compensation Committee does not want to discourage executives from holding significant amounts of our stock.
Future equity awards that we make to our named executive officers will be driven by our sustained performance over time, our NEOs’ ability to impact our results that drive stockholder value, their level of responsibility, their potential to fill roles of increasing responsibility, and competitive equity award levels for similar positions in comparable companies. Equity forms a key part of the overall compensation for each executive officer and is evaluated each year as part of the annual performance review process and incentive payout calculation.
The amounts awarded to the NEOs are based on the Compensation Committee’s subjective determination of what is appropriate to incentivize the executives. The grants to named executive officers vest over a two-year period with monthly ratable vesting on each anniversary of the grant date. All equity awards to our employees, including NEOs, and to directors have been granted and reflected in our financial statements, based upon the applicable accounting guidance, with the exercise price equal to the fair market value of one share of common stock on the grant date.
In order to encourage a long-term perspective and to encourage key employees to remain with us, our stock options typically have monthly ratable vesting over a two-year period. Generally, vesting ends upon termination of services and exercise rights of vested options cease three months after termination of services. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.
Benefits Programs
We design our benefits programs to be both affordable and competitive in relation to the market while conforming to local laws and practices. We monitor the market and local laws and practices and adjust our benefits programs as needed. We design our benefits programs to provide an element of core benefits and, to the extent possible, offer options for additional benefits, be tax-effective for employees in any foreign country and balance costs and cost-sharing between our employees and us.
Timing of Equity Awards
Only the Compensation Committee may approve restricted stock or stock option grants to our executive officers. Shares of restricted stock and stock options are generally granted at meetings of the Compensation Committee or pursuant to a unanimous written consent of the Compensation Committee. The exercise price of a newly granted option is the closing price of our common stock on the date of grant.

Treatment of Options for Executives Upon Termination
Options are granted generally at regularly scheduled board meetings during the fiscal year. All options vest pro-rata over the enumerated period depending on the date of hire or relevant employment contract. Upon termination of employment, options cease to vest for executives unless otherwise negotiated under the terms of a severance agreement.
Options to purchase 9,377,000 shares of common stock were granted under the equity incentive program in fiscal year 2021, after which 17,350,746 shares remained available for granting. At the 2022 annual meeting, our stockholders voted (77%) to increase the number of shares available under the 2010 Stock Option Plan to 120,000,000.
Executive Equity Ownership
We encourage our executives to hold a significant equity interest in our company. However, we do not have specific share retention and ownership guidelines for our executives.
2022 Named Executive Officer Compensation
Our executive compensation program is designed to motivate and reward performance in a straightforward and effective way, while recognizing our philosophy, management style and targeted returns. The compensation of our named executive officers has three primary components: (i) annual base salary, (ii) annual cash incentive and (iii) long-term equity awards in the form of performance-based options.
2022 Annual Base Salary
Base salary is a customary, fixed element of compensation intended to attract and retain executives. Weighing the factors listed above, the Compensation Committee recommended that, effective January 1, 2022, the base salaries of Messrs. Poor, McCarthy and Sklar should be $800,000, $525,000, and $475,000 per year, respectively. No executive officer received a salary increase in 2022.
2022 Annual Incentives.
Our annual cash incentive program is a variable, at-risk component of our named executive officers’ compensation that is based on an appraisal of performance using specific metrics. For fiscal year 2022, our annual incentives were based on the contributions of named executive officers to the aggregation of capital necessary for the company’s growth, the magnitude of which capital raise was in excess of $500M during the relevant term.
Summary Compensation Table (2022 and 2021)
The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons (our “named executive officers”) for services rendered in all capacities during the noted periods. No disclosure is provided for fiscal years for which those persons were not named executive officers.

								Nonqualified
							Nonequity	deferred
							incentive plan	compensation	All other
		Salary		Bonus	Stock awards	Option awards	compensation	earnings	compensation	Total
Name and Principal Position	Year	($)		($)	($) (3)	(#)	($)	($)	($)	($)
Shane McMahon (Executive Chairman) (1)	2021	133,334		—	615,000	—	—	—	—	748,334
	2022	583,335		0	750,000	750,000—		218,750	554,987	1,305,088
Alfred P. Poor (Chief Executive Officer) (2)
	2020	383,333		500,000	—	1,000,000	—	—	—	883,333
	2021	645,833		500,000	5,535,000	2,000,000	—	—	—	6,680,833
	2022	674,047		500,00	750,000	750,000		149,968	24,014	1,324,014
Conor McCarthy (Chief Financial Officer) (3)
	2020	289,900		350,000	—	—	—	—	—	639,900
	2021	422,915		350,000	1,537,500	750,000	—	—	—	2,310,415
	2022	373,864		175,000					32,810	581,674
Stephen Johnston (Chief Financial Officer) (3)(4)	2022	135,625		—	300,000	1,500,000	—	—	—	135,625
Paula Whitten-Doolin (General Counsel) (5)	2022	314,962		100,000	250,000	425,000				414,965
Anthony Sklar (SVP, Investor Relations)	2021	364,755		350,000	3,075,000	500,000	—	—	—	3,789,755
	2022	469,594	0	469,594	300,000	500,000
Robin Mackie	2022	505,561	0		450,000	450,000

(1)	Mr. McMahon was appointed Executive Chairman of the Company on July 23, 2021, and prior to this date Mr. McMahon was Vice-Chairman of the Company. Included in Mr. McMahon’s salary for 2021 is $29,167 for directors’ fees paid to him in his capacity as Vice-Chairman of the Company. The stock award of $615,000 includes a RSU grant with immediate vesting. Included in the ‘other compensation’ column is $495,936 in compensation deferred from prior years, as well as $59,051 in travel-related payments. Mr. McMahon deferred $218,750 of his $750,000 annual salary to 2023 in October of 2022.

(2)	Mr. Poor’s annual salary is $800,000, but he elected to defer $149,968 of his salary to 2023 in October of 2022. The remaining $24,014 reflects payout of vacation earned but not taken during 2021.

(3)	On September 16, 2022 Conor McCarthy resigned from his position as CFO, so this salary reflects a partial year payment. The additional $32,810 reflects a payout for vacation accrued in 2021 but not taken. Stephen Johnston replaced him as CFO on September 16, 2022.

(4)	Mr. Johnston’s employment at Ideanomics started in September 2022 so this table reflects a partial year payment period.

(5)	Ms. Whitten-Doolin’s employment at Ideanomics started in March 2022 so this table reflects a partial year payment period.

(6)	On December 31, 2020 Bruno Wu resigned from his position as Executive Chairman. Reflects the aggregate grant date fair value of option or restricted stock units determined in accordance with FASB ASC Topic 718.

Employment Agreements
Alfred P. Poor
Effective on July 31, 2020, we entered into employment agreement with Mr. Poor for a term of 2 years pursuant to which Mr. Poor will receive an annual base salary of $500,000, a bonus of $300,000 earned on July 21, 2020, the date the employment contract became effective, and will be entitled to participate in all employment benefit plan and policies of the Company generally available. Mr. Poor was entitled to stock options of up to 2,000,000 shares in 2021. Effective July 23, 2021, Mr. Poor’s salary was increased to $800,000.
Robin Mackie
Effective on August 29, 2021, we entered into a contract employment agreement with Mr. Mackie pursuant to which Mr. Mackie would receive a monthly base salary of $37,500. Effective February 2023, Mr. Mackie’s contract was amended to $45,833 per month. Mr. Mackie is not entitled to participate in any of the employment benefit plan and/or policies of the Company generally available. Mr. Mackie was entitled to stock options of up to 450,000 shares.
Scott Morrison
Effective on April 20, 2023, we entered into an employment agreement with Mr. Morrison pursuant to which Mr. Morrison will receive an annual salary of $350,000 and will be entitled to participate in all employment benefit plans and policies of the Company.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the equity awards of our named executive officers outstanding at December 31, 2022.

	Option awards
			Equity
			Incentive
			plan awards: Number
			Of
	Number of	Number of	Securities
	securities	securities	underlying
	underlying	underlying	unexercised	Option
	unexercised	unexercised	Unearned	exercise	Option
	options	options	Options	price	Expiration
Name	(#) exercisable	(#) unexercisable	(#)	($)	Date
Shane McMahon	75,800	—	—	5.57	Nov 17, 2027
	500,000	—	—	0.53	February 22, 2029
	266,664	266,669	—	1.84	Dec 10, 2030

Alfred P. Poor	2,000,000	—	—	1.98	February 20, 2029
	541,671	208,329	—	0.53	May 8, 2030
	416,669	1,583,331	—	2.37	July 31, 2031

Conor McCarthy (1)	1,500,000	—	—	0.53	Sept 20, 2029
	156,250	593,750	—	2.37	July 31, 2031

Anthony Sklar	250,000	—	—	1.98	February 22, 2029
	650,000	—	—	0.53	May 8, 2030
	104,165	395,835	—	2.37	July 31, 2031

Stephen Johnston (2)	—	250,000	—	0.21	July 31, 2031

Paula Whitten-Doolin	31,250	43,750	—	0.82	March 13, 2032

(1)	On September 16, 2022 Conor McCarthy resigned from his position as CFO. Stephen Johnston replaced him as CFO on September 16, 2022.
(2)	On March 31, 2023 Stephen Johnston resigned from his position as CFO. Scott Morrison replaced him as CFO on April1, 2023.

CEO Pay Ratio

In accordance with Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO.
•The median of the annual total compensation of our employees (other than our CEO) was $81,041 in 2022.
•The total annual compensation of our CEO, as reported in the Summary Compensation Table, was $850,000 in 2022.
•Based on the foregoing, the ratio of the annual total compensation of our CEO and the median of the annual total compensation of our employees was 10 to 1.
We believe this pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. The SEC rules for identifying the median compensated employee and calculating the pay ratio allows companies to apply various methodologies and apply various assumptions and, as a result, the pay ratio we report may not be comparable to the pay ratio reported by other companies.
Identifying the Median Employee
We used December 31, 2022 as the date to determine our workforce for purposes of determining the median compensated employee. As of December 31, 2022, our workforce consisted of approximately 564 employees, with 391 employees (69%) based in the U.S. and 173 employees (31%) based in jurisdictions outside the U.S.
To determine median employee compensation, we utilized the amount reported in Box 5 on Form W-2 Wage and Tax Statement for each U.S. employee on the Company’s payroll as of December 31, 2022 and by annualized data provided to us by our international subsidiaries.  We captured all full-time and part-time employees employed by us on December 31, 2022. We annualized compensation for permanent full-time and part-time employees who were not employed by us for all of 2022. We believe that Form W-2 compensation is a consistently applied compensation measure because it is readily available and represents a reasonable measure of total annual compensation in the US and annualized compensation provides similar certainty outside the US.
Determining Annual Total Compensation
We determined annual total compensation for our median compensated employee by obtaining compensation data for this employee consistent with the methodology we use to calculate total compensation as it appears in the Summary Compensation Table. We determined annual total compensation for our CEO using the amount reported in the Summary Compensation Table.
Compensation of Directors
The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended December 31, 2022. Ms. Andrea Hayward was appointed as independent director on May 15, 2023.

					Nonqualified
	Fees earned			Non-equity	deferred
	or	Stock	Option	incentive plan	compensation	All other
	paid in cash	awards(1)	awards(2)	compensation	earnings	compensation	Total
Name	($)	($)	(#)	($)	($)	($)	($)
James S. Cassano(1)	326,360	—	—	—	—	—	326,360

Jerry Fan	114,997	—	—	—	—	—	114,997

Harry Edelson(2)	213,752	—	—	—	—		213,752

(1) Mr. Cassano received a $150,000 bonus for his assistance with the completion of the audit investigation.
(2) Mr. Edelson resigned as an independent director of the Company on October 31, 2022. Prior to his resignation, he received a bonus for tax equalization of $120,000.
Compensation Risk
The Compensation Committee has reviewed and evaluated the incentive compensation policies and practices that cover all employees. On the basis of that review, the Compensation Committee does not believe that its compensation policies and practices pose risks that are reasonably likely to have a material adverse effect on Ideanomics.
We also note with respect to risk factors that none of our executive officers served on the compensation committee (or equivalent, or the board) of any other entity whose executive officers served on the company’s compensation committee. No executive officer served as a director of another entity whose executive officers served on the company’s compensation committee. No executive officer served as a member of the compensation committee or equivalent or the board absent compensation committee of another entity whose executive officers served as a company director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known by us regarding the beneficial ownership of the Common Stock and Series A, Series B, and Series C Preferred Stock as of July 31, 2023, by:

●	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock or Series A Preferred Stock;

●	each of our current Named Executive Officers and directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
The beneficial ownership percentages set forth in the table below are based on 1,408,452,888 shares of Common Stock and 7,000,000 shares of Series A Preferred Stock. There are 7,000,000 shares of Series A Preferred Stock issued and outstanding as of Aug 4, 2023. Unless otherwise noted, the address for each beneficial owner listed below is c/o Ideanomics, Inc., at 1441 Broadway, Suite 5116, New York, NY 10018.

	Shares beneficially owned
	Common Stock		Series A Preferred Stock (9)
Name and Address of Beneficial Owner	Shares	%	Shares	%	% of Total Voting Power

Directors and Named Executive Officers
Shane McMahon (1)	6,532,764	*	0	0	*
Alfred P. Poor (2)	5,805,791	*	0	0	*
James S. Cassano (3)	1,355,758	*	0	0	*
Anthony Sklar(4)	1,900,000	*	0	0	*
Scott Morrison
Andrea Hayward
Shares of. Wu subject to proxy (5)(6)	0		7,000,000	100	0.6

All Current Directors and Executive Officers, as a group (6 individuals)	15,594,313	1.1	7,000,000	100	1.1

Five Percent Holders

*	Represents beneficial ownership of less than 1%.

(1)	Includes (i) 5,468,080 shares of Common Stock, (ii) 488,884 shares of Common Stock underlying options exercisable within 60 days at $1.84 per share, (iii) 500,000 shares of Common Stock underlying options exercisable within 60 days at $1.98 per share; (v) 75,800 shares of Common Stock underlying options exercisable within 60 days at $5.57 per share.

(2)	Includes (i) 1,889,125 shares of Common Stock, (ii) 750,000 shares underlying options exercisable within 60 days at $0.53 per share, (iii) 2,000,000 shares underlying options exercisable within 60 days at $1.98 per share, and 1,166,666 shares underlying options exercisable within 60 days at $2.37 per share.

(3)
Includes (i) 509,308 shares of Common Stock, (ii) 11,676 shares underlying options exercisable within 60 days at $1.84 per share, (iii) 8,974 shares underlying options exercisable within 60 days at $2.91 per share, (iv)75,800 shares underlying options exercisable within 60 days at $5.57, (v) 500,000 shares underlying options exercisable within 60 days at $1.98 per shares, and(vi) 250,000 shares underlying options exercisable with 60 days at $0.53 per share.

(4)	Includes (i) 500,000 shares of Common Stock, (ii) 250,000 shares underlying options exercisable within 60 days at $1.98, (iii) 650,000 shares underlying options exercisable within 60 days at $0.53 per share, and (iv) 500,000 shares underlying options exercisable within 60 days at $2.37 per share.

(5)	Consists of 7,000,000 shares of Series A Preferred Stock beneficially owned by Dr. Bruno Wu. Except under limited circumstances, our Board of Directors holds an irrevocable proxy, pursuant to shareholders agreement between the Company and certain shareholders parties thereto. The shareholders parties thereto dated as of December 29, 2021. We are not affiliated with Dr. Wu or any other person and we do not believe that the parties to the shareholders agreement constitute a “group” under Section 13 of the Securities Exchange Act of 1934, as amended, as our Board exercises voting control over these shares.

(6)	7,000,000 shares of Company Series A Preferred Stock, $0.001 par value, are convertible into 933,333 shares of Common Stock. Each holder of Series A Preferred Stock shall be entitled to ten (10) votes for each one (1) share of Common Stock that is issuable upon conversion of a share of Series A Preferred Stock held at the record date for determination of the stockholders entitled to vote

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
The following is a summary of transactions since the beginning of the 2018 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.
Related Party Transactions with Tillou Management and Consulting LLC

Effective on December 13, 2022, the Company promised to pay to the order of Tillou Management and Consulting LLC, a New Jersey Limited Liability Company (the “Noteholder”), an entity controlled by Vince McMahon, the father of the Company’s Executive Chairman, the principal amount of $2,000,000 (the “Loan”), together with all accrued interest thereon, as provided in the promissory note entered into between the Company and the Noteholder dated as of the Effective Date (the “Note”).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2021 and 2020 (in thousands):

		Year ended December 31,
	2022	2021	2020
Audit Fees:
BF Borgers (BFB)		$1,365	$850
Grassi	$2,559	$1,439
TOTAL	$2,559	$2,804	$850

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements

     Our consolidated financial statements are set forth in Part II, Item 8 of our the Original Form 10-K. No financial statement schedules have been filed as part of our Annual Report on Form 10-K because they are not applicable or are not required or because the information is otherwise included herein.

(b)    Exhibits

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

10.68**†	Offer letter, dated January 23, 2023, by and between the Company and Mr. Robin Mackie.

10.69**	Employment Agreement, dated January 17, 2023, by and between the Company and Mr. Macy Neshati.

21**	List of subsidiaries of the registrant

23.1**	Consent of BF Borgers CPA PC

23.2**	Consent of Grassi & Co, CPAs, P.C., Independent Registered Public Accounting Firm

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Previously filed.
***	Previously furnished.
†	Indicates management contract or compensatory plan, contract, or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

IDEANOMICS, INC.
(Registrant)
Date: August 4, 2023	By:	/s/ Alfred P. Poor
Alfred P. Poor
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: August 4, 2023	/s/ Alfred P. Poor
Alfred P. Poor
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2023	/s/ Scott Morrison
Scott Morrison
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 4, 2023	/s/ Shane McMahon
Shane McMahon
Director

Date: August 4, 2023	/s/ James S. Cassano
James S. Cassano
Director

Date: August 4, 2023	/s/ Andrea Hayward
Andrea Hayward
Director