Form 10-Q
period 2023-03-31
IDEANOMICS, INC.
filed 2023-08-04
CIK 837852

a.Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,384,019,786 shares as of August 2, 2023.

a.Table of Contents
QUARTERLY REPORT ON FORM 10-Q
OF IDEANOMICS, INC.
FOR THE PERIOD ENDED March 31, 2023

a.Table of Contents
Use of Terms
Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” “IDEX,” or “Ideanomics,” are to the business of Ideanomics, Inc., a Nevada corporation, and its consolidated subsidiaries.
The following is a glossary of certain terms used in this report:

2010 Plan	refers to the 2010 Stock Incentive Plan.
Acuitas	refers to Acuitas Capital, LLC.
AI	refers to artificial intelligence.
ASC 205	refers to Accounting Standards Codification Topic 205, Presentation of Financial Statements.
ASC 606	refers to Accounting Standards Codification Topic 606, Revenue From Contracts With Customers.
ASC 718	refers to Accounting Standards Codification Topic 718, Stock Compensation.
ASC 820	refers to Accounting Standards Codification Topic 820, Fair Value Measurement.
ASEAN	refers to the Association of Southeast Asian Nations.
ASU 2016-13	refers to Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326).
ASU 2021-08	refers to Accounting Standards Update 2021-08, Business Combinations (Topic 805).
BEV	refers to battery electric vehicles.
Board	refers to the Company's Board of Directors.
CaaS	refers to Charging as a Service.
Cantor	refers to Cantor Fitzgerald, LLC
CapEx	refers to funds used by a company to acquire, upgrade, and maintain physical assets.
China	refers to the People’s Republic of China.
Chinese	refers to the People’s Republic of China.
COVID-19	refers to Coronavirus 2019.
DBOT	refers to the Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
Dr. Wu	refers to Dr. Bruno Wu, the former Chairman of the Company as of December 31, 2020.
Energica	refers to Energica Motor Company, S.p.A., manufacturer of high-performance electric motorcycles.
EV	refers to electric vehicles, particularly battery operated electric vehicles.
Exchange Act	refers to the Securities Exchange Act of 1934, as amended.
FASB	refers to the Financial Accounting Standards Board.
FCEV	refers to fuel cell electric vehicles.
Fiducia	refers to Fiducia Real Estate Solutions, Inc.
FINRA	refers to the Financial Industry Regulatory Authority.
Fintech	refers to financial technology.
FNL	refers to FNL Technologies, Inc., the owner and operator of the social media platform Hoo.be.
Glory	refers to Glory Connection Sdn. Bhd.
Grapevine	refers to Grapevine Logic, Inc. a previously wholly-owned subsidiary of Ideanomics focused on influencer marketing.
Hong Kong	refers to the Hong Kong Special Administrative Region of the People’s Republic of China.
Ideanomics China	refers to Mobile Energy Global (MEG) the subsidiary that holds all of the Company’s EV.
JUSTLY	refers to the company formerly known as DBOT - Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).

a.Table of Contents

MaaS	refers to Mobility as a Service.
MDI Fund	refers to the Minority Depository Institution Keepers Fund.
New Energy	refers to Qingdao Medici New Energy Vehicle Co., Ltd. , formerly known as Qingdao Chengyang Mobo New Energy Vehicle Sales Service Company Limited.
OpEx	refers to the day-to-day operating expenses of a business.
Qianxi	refers to Guizhou Qianxi Green Environmentally Friendly Taxi Service Co.
PRC	refers to the People’s Republic of China.
RMB	refers to the legal currency of the PRC.
RSU	refers to restricted stock unit
SAFE	refers to Simple Agreement for Future Equity.
SDPA	refer to Secured Debenture Purchase Agreement.
SEC	refers to the United States Securities and Exchange Commission.
SEPA	refers to Standby Equity Purchase Agreement.
Shandong	refers to Ideanomics Shengtong New Energy Co., Ltd.
Silk	refers to Silk EV Cayman LP, is an Italian engineering and design services company.
SBA PPP	refers to Small Business Association Paycheck Protection Program.
Solectrac	refers to Solectrac, Inc.
SPA	refers to Securities Purchase Agreement.
SSE	refers to Seven Stars Energy PTD LTD.
SSSIG	refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Dr. Wu, the former Chairman of the Company.
Tillou	refers to Tilllou Management and Consulting LLC, an entity controlled by Vince McMahon, the father of Shane McMahon, Executive Chairman of the Company.
Timios	refers to Timios Holdings Corp. and its affiliates.
TM2	refers to Technology Metals Market Limited, a London based digital commodities issuance and trading platform for technology metals.
Tree Technologies	refers to Tree Technologies Sdn. Bhd., headquartered in Kuala Lumpur, Malaysia and through its Treeletrik brand sells EV bikes, scooters, and batteries throughout the ASEAN region.
U.S. GAAP	refers to accounting principles generally accepted in the United States of America.
US Hybrid	refers to US Hybrid Corporation.
VaaS	refers to Vehicle as a Service.
VIA	refers to VIA Motors International, Inc. a business that produces commercial battery electric skateboard architecture.
VIEs	refers to variable interest entities.
WAVE	refers to Wireless Advanced Vehicle Electrification, Inc.
YA II PN	refers to YA II PN, Ltd.

a.Table of Contents
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEANOMICS, INC.

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,880	$21,929
Accounts receivable, net	6,835	5,855
Contract assets	1,142	3,579
Amount due from related parties	539	899
Notes receivable from third parties, net	44	31,653
Inventory, net	27,353	28,246
Prepaid expenses	10,535	13,341
Other current assets	10,185	8,536
Total current assets	75,513	114,038
Property and equipment, net	11,414	9,072
Intangible assets, net	156,090	52,768
Goodwill	51,371	37,775
Operating lease right of use assets	19,626	15,979
Long-term investments	—	10,284
Other non-current assets	2,974	2,885
Total assets	$316,988	$242,801

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, AND EQUITY
Current liabilities
Accounts payable	$57,598	$29,699
Accrued salaries	11,982	9,848
Accrued expenses	6,024	4,167
Deferred revenue	2,498	2,749
Amount due to related parties	2,443	2,376
Current portion of operating lease liabilities	3,984	4,082
Promissory note due to related party	2,014	2,021
Current portion of promissory note due to third parties	6,223	7,270
Convertible promissory note due to third-parties	1,650	3,928
Warrant liabilities	18,553	—
Other current liabilities	15,174	10,721
Total current liabilities	128,143	76,861
Promissory note due to third parties, net of current portion	1,894	1,957
Operating lease liabilities, net of current portion	15,288	12,273
Non-current contingent liabilities	60,721	—
Deferred tax liabilities	4,203	3,000
Other long-term liabilities	2,022	2,147
Total liabilities	212,271	96,238
Commitments and contingencies (Note 15)
Convertible redeemable preferred stock
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of March 31, 2023 and December 31, 2022	1,262	1,262
Series B - 50,000,000.00 shares authorized, 20,000,000 and 10,000,000 shares issued and 10,000,000 and 10,000,000 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	8,850	8,850
Series C - 2,000,000 shares authorized, 1,159,276 and 0 shares issued and 0 and 0 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	4,825	—
Equity
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 916,448,791 and 598,286,221 shares issued and 790,072,216 and 598,286,221 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	916	597
Additional paid-in capital	1,041,955	1,004,082
Accumulated deficit	(951,099)	(866,450)
Accumulated other comprehensive loss	(5,048)	(6,104)
Total stockholders' equity	86,724	132,125
Non-controlling interest	3,056	4,326
Total equity	89,780	136,451
Total liabilities, convertible redeemable preferred stock, and equity	$316,988	$242,801
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2023	2022
Revenue from sales of products (including from a related party of $4 and $0, for the three months ended March 31, 2023 and 2022, respectively)	$5,756	$14,877
Revenue from sales of services	4,369	10,460
Other revenue	437	$54
Total revenue	10,562	25,391
Cost of revenue from sales of products (including from a related party of $37 and $0 for the three months ended March 31, 2023 and 2022, respectively)	6,391	15,738
Cost of revenue from sales of services	4,537	9,583
Cost of other revenue	203	50
Total cost of revenue	11,131	25,371
Gross (loss) profit	(569)	20

Operating expenses:
Selling, general and administrative expenses	46,245	37,095
Research and development expense	4,625	1,014
Asset impairments	44,113	81
Depreciation and amortization	4,510	1,285
Other general expenses	(12,596)	(131)
Total operating expenses	86,897	39,344

Loss from operations	(87,466)	(39,324)

Interest and other income (expense):
Interest income	340	763
Interest expense	(1,349)	(579)
Gain on remeasurement of investment	—	10,965
Other income, net	2,382	43
Loss before income taxes and non-controlling interest	(86,093)	(28,132)

Income tax benefit	2,985	378
Impairment of and equity in loss of equity method investees	(2,784)	(1,338)

Net loss	(85,892)	(29,092)

Net loss attributable to non-controlling interest	1,575	580

Net loss attributable to Ideanomics, Inc. common shareholders	$(84,317)	$(28,512)

Basic and diluted loss per share	$(0.12)	$(0.06)

Weighted average shares outstanding:

Basic and diluted	731,001,467	497,359,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)	Three Months Ended March 31,
	2023	2022
Net loss	$(85,892)	$(29,092)
Other comprehensive income, net of nil tax:
Foreign currency translation adjustments	1,361	1,209
Comprehensive loss	(84,531)	(27,883)
Comprehensive loss attributable to non-controlling interest	1,270	296
Comprehensive loss attributable to Ideanomics, Inc. common shareholders	$(83,261)	$(27,587)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

(in thousands, except per share data)

	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest	Total Equity
Balance, January 1, 2023	597,741,271	$597	$1,004,082	$(866,450)	$(6,104)	$132,125	$4,326	$136,451
Cumulative effect of changes in accounting principle	—	—	—	(332)	—	(332)	—	(332)
Share-based compensation	—	—	2,470	—	—	2,470	—	2,470
Dividend accrued for Preferred Stock Series B	—	—	(214)	—	—	(214)	—	(214)
Preferred stock series B warrants	—	—	(17,402)	—	—	(17,402)	—	(17,402)
Common stock issuance for acquisition	126,421,525	126	26,182	—	—	26,308	—	26,308
Common stock issuance for professional fee	29,279,870	29	3,348	—	—	3,377	—	3,377
Tax withholding paid for net share settlement of equity awards	2,669,850	3	(357)	—	—	(354)	—	(354)
Common stock issuance for preferred stock Series B conversion	49,019,608	49	8,801	—	—	8,850	—	8,850
Share issuance pertinent to SEPA	110,716,667	111	15,046	—	—	15,157	—	15,157
RSUs issued to employees	600,000	1	(1)	—	—	—	—	—
Net loss	—	—	—	(84,317)	—	(84,317)	(1,575)	(85,892)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	1,056	1,056	305	1,361
Balance, March 31, 2023	916,448,791	$916	$1,041,955	$(951,099)	$(5,048)	$86,724	$3,056	$89,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents

IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

(in thousands, except per share data)

	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest	Total Equity
Balance, January 1, 2022	497,272,525	$497	$968,066	$(605,758)	$222	$363,027	$2,341	$365,368
Share-based compensation	—	—	2,355	—	—	2,355	—	2,355
Common stock issuance for professional fee	350,000	1	434	—	—	435	—	435
Tax withholding paid for net share settlement of equity awards	—	—	(83)	—	—	(83)	—	(83)
Common stock issued under employee stock incentive plan	125,000	—	66	—	—	66	—	66
Deconsolidation of subsidiary	—	—	—	—	—	—	(236)	(236)
Acquisition of subsidiary	—	—	—	—	—	—	24,778	24,778
Net loss	—	—	—	(28,512)	—	(28,512)	(580)	(29,092)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	925	925	284	1,209
Balance, March 31, 2022	497,747,525	$498	$970,838	$(634,270)	$1,147	$338,213	$26,587	$364,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(85,892)	$(29,092)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	2,470	2,355
Depreciation and amortization	4,831	1,285
Noncash lease expense	1,325	878
Non-cash interest income	(226)	(718)
Allowance for doubtful accounts	712	—
Income tax benefit	(2,985)	(378)
Issuance of common stock for professional fees	3,073	749
Other expense	151	43
Change in fair value of contingent consideration	(12,946)	(131)
Impairment losses	44,113	81
Foreign currency exchange losses	176	—
Impairment of and equity in losses of equity method investees	2,784	1,338
Loss on disposal of subsidiary	—	180
Gain on remeasurement of investment	—	(10,965)

Change in assets and liabilities (net of amounts acquired):
Accounts receivable	(1,968)	1,183
Inventory	942	(6,428)
Prepaid expenses and other assets	6,388	(3,967)
Accounts payable	14,235	6,624
Deferred revenue	(354)	1,933
Amount due to related parties	426	101
Accrued expenses, salary and other current liabilities	1,494	(6,991)
Net cash used in operating activities	(21,251)	(41,920)

Cash flows from investing activities:
Acquisition of property and equipment	(132)	(1,132)
Acquisition of intangible asset	—	(85)
Disposal of subsidiaries, net of cash disposed	—	(417)
Acquisition of subsidiaries, net of cash acquired	831	(54,889)
Investment in debt securities	(2,900)	(514)
Investments in long-term investment	—	(120)
Net cash used in investing activities	(2,201)	(57,157)

Cash flows from financing activities
Proceeds from issuance of shares, stock options and warrants	3,129	—
Proceeds from issuance of convertible notes	1,400	—
Proceeds from issuance of preferred stock	9,850	—
Borrowings from related parties	2,000	—
Borrowings from third parties	7,500	—
Proceeds from revolving line of credit	1,725	—
Repayments to third parties	(633)	(147)
Principal payments on revolving line of credit	(2,656)	—
Tax withholding paid for net share settlement of equity awards	—	(83)
Payment of finance lease obligations	(53)	—
Repayments to related parties	(2,000)	—

a.Table of Contents

Net cash provided by (used in) financing activities	20,262	(230)
Effect of exchange rate changes on cash	141	201
Net (decrease) in cash and cash equivalents	(3,049)	(99,106)

Cash and cash equivalents at the beginning of the period	21,929	269,863

Cash and cash equivalents at the end of the period	$18,880	$170,757

Supplemental disclosure of cash flow information:
Cash paid for income tax	$6	$—
Cash paid for interest	$116	$—

Issuance of shares for acquisition	$26,308	$—
Issuance of shares for repayment of convertible note and accrued interest	$15,157	$—
Purchases of property and equipment with unpaid costs accrued in accounts payable	$685	$—
Purchases of intangibles with unpaid costs accrued in accounts payable	$40	$—
Issuance of shares for preferred stock conversion	$8,850	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$320	$6,746
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents
IDEANOMICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements of the Company, including the consolidated balance sheet as of March 31, 2023, the consolidated statements of operations, the consolidated statements of comprehensive loss, the consolidated statements of equity, and the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 30 2023.
The interim consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods.
Reclassifications
Certain prior year amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation.
Significant Accounting Policies
For a detailed discussion of Ideanomics’ significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in Ideanomics’ condensed consolidated financial statements included in the Company’s 2022 Form 10-K.
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
The composition of inventory is as follows (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$9,312	$12,043
Work in progress	11,417	10,868
Finished goods	17,273	11,043
Inventory Reserve	(10,649)	(5,708)
Total	$27,353	$28,246

As of March 31, 2023 and December 31, 2022, the carrying amount of inventories serving as collateral for short-term borrowing agreements is $6.1 million.

a.Table of Contents
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
Product Warranties
Certain of the Company’s products are sold subject to standard product warranty terms, which generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. The Company estimates the liability for warranty claims based on standard warranties, the historical frequency of claims and the cost to replace or repair products under warranty. Factors that influence the warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim. The warranty liability as of March 31, 2023 and December 31, 2022 is $0.7 million and $0.6 million, respectively, and is included in “Other long-term liabilities” within the consolidated balance sheets.
VIE Structures and Arrangements

The Company consolidated its VIE located in Italy in which it holds variable interests and was the primary beneficiary through contractual agreements as of March 14, 2022, the date control was obtained. The Company is the primary beneficiary because it holds the power to direct activities that most significantly affected their economic performance and has the obligation to absorb or right to receive the majority of their losses or benefits. The financial position of this VIE is included in the consolidated financial statements for periods ended March 31, 2023 and December 31, 2022. The results of operations and cash flows of this VIE are included in the consolidated financial statements for the three months ending March 31, 2023 and for the period from March 14, 2022 through March 31, 2022. Refer to Note 5.

Additionally, VIA was identified as a VIE in consideration of the aggregate funding provided since August 2021 through the acquisition date of January 31, 2023. Prior to entering into the Merger Agreement, on June 7, 2021, the Company and VIA entered into a SAFE for an amount of $7.5 million which is recorded in Long-term investments as a cost method investment for the period ended December 31, 2022. Prior to January 31, 2023, VIA is not consolidated as the Company did not participate in the design of VIA, does not have significant influence over VIA to make management decisions, did not have any representation on the VIA’s board and did not provide more than half of the total equity.Subsequent to the acquisition of VIA on January 31, 2023, the results of operations and financial position of this VIE are included in the consolidated financial statements for period ended March 31, 2023.Refer to Note 5.

a.Table of Contents
The maximum exposure for this VIE is represented in the consolidated balance sheets prior to acquisition. The maximum exposure is limited to $39.1 million for the year ended December 31, 2022, recorded in "Notes receivables from third parties, net' and "Long-term investments." Refer to Notes 4 and 5 for additional information regarding transactions with VIA.
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

This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. (3) The Company breached at least two covenants, including making timely SEC filings and a minimum stock purchase from the Company’s officers or directors, although Yorkville has not asserted either breach and has since extended additional loan amounts to the Company

As of March 31, 2023, the Company had cash and cash equivalents of approximately $18.9 million, of which $15.0 million is held in China and is subject to local foreign exchange regulations in that country. The company has initiated a formal process to repatriate these cash funds located in China and as of the date of this filing has successfully repatriated $7.0 million. This process is not subject to local foreign exchange regulations rather is subject to the other administrative regulatory applications and approvals. The Company also had accounts payable and accrued expenses of $75.6 million, other current liabilities of $15.2 million, operating lease payments due within the next twelve months of $4.0 million, and payments of short-term and long-term debt due within the next twelve months of $9.9 million. The Company had a net loss of $84.3 million for the quarter ended March 31, 2023, and an accumulated deficit of $951.1 million.

The Company believes that its current level of cash and cash equivalents are not sufficient to fund continuing operations, including VIA, which acquisition was closed by the company on January 31, 2023. The Company will need to bring in new capital to support its growth and, as evidenced from its successful capital raising activities in 2022 and 2021, believes it has the ability to continue to do so. However, there can be no assurance that this will occur.

The Company has no remaining available and committed equity funding vehicles. As our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 was not filed timely, we will not be Form S-3 eligible until August 4, 2024, which could make fund raising more difficult or more expensive. Management continues to seek to raise additional funds through the issuance of equity, mezzanine or debt securities. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our business and industry. These factors individually and collectively raise doubt about the Company’s ability to continue as a going concern. In addition, our independent auditors have included in their report on our financial statements for the year ended December 31, 2022, an paragraph related to the existence of substantial doubt about our ability to continue as a going concern.

The Company has continued to incur net losses and negative cash flows from operating and investing activities in the quarter ended March 31, 2023, consistent with its business plan for ongoing activities. As of the date of the filing of this Form 10-Q, securing additional financing is in progress, and as such management’s actions to preserve an adequate level of liquidity for a period extending twelve months from the date of the filing of this Form 10-Q are no longer sufficient on their own without additional financing, to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern. We currently do not have adequate cash to meet our short or long-term needs. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

The Company’s ability to raise capital is critical. The company has raised approximately $20.3 million, since the beginning of the first quarter 2023, including the sale of preferred shares, issuance of a convertible note, and the sale of shares under the

a.Table of Contents
SEPA. In addition, the company is working to close on multiple term sheets, which if successful, could bring in excess of $50 million in proceeds to the company.
Although management continues to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity, management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented.

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

Note 2.    New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02 and ASU 2020-03 to provide additional guidance on the credit losses standard. ASU 2019-10 deferred the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company on the date the ASU was issued.
Adoption of the ASUs is on a modified retrospective basis. We adopted the ASUs on January 1, 2023. The Company recorded $0.3 million impact to the retained earning . This ASU applies to all financial assets including loans, trade receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash.
In October 2021, the FASB issued ASU No. 2021-08, which will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this ASU prospectively on January 1, 2023. This ASU has not and is currently not expected to have a material impact on our consolidated financial statements.

a.Table of Contents
Note 3.    Revenue
The following table summarizes the Company’s revenues disaggregated by geography and major revenue source (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Geographic Markets
North America	$7,736	$11,760
Asia	1,038	13,252
Europe	1,788	379
Total	$10,562	$25,391

Product or Service
EV products	$2,723	$14,244
EV services	57	83
Electric motorcycle products and services	2,773	379
Electric motorcycle sponsorship services	36	—
Charging, batteries and powertrain products	260	254
Charging, batteries and powertrain services	30	452
Title and escrow services	4,246	9,925
Other revenue	437	54
Total	$10,562	$25,391

For the three months ended March 31, 2023 and 2022, the Company recorded grant revenue of $0.4 million and $0.1 million, respectively, in "Other revenue" in the consolidated statements of operations.

Revenue recognized from the deferred revenue balance as of December 31, 2022 and 2021 was $0.7 million and $2.1 million for three months ended March 31, 2023 and 2022, respectively.

Note 4. Notes Receivable from Third Parties

The following table shows the composition of notes receivable, net of reserves (in thousands):

	March 31, 2023	December 31, 2022
Green Power Motor Company	$44	$45
VIA	—	31,608
	$44	$31,653

The following table summarizes the activity related to the notes receivable reserve (in thousands):

Balance at December 31, 2022	$60,513
Write-offs	(48,913)
Effect of change in foreign currency exchange rates	176
Balance at March 31, 2023	$11,776
Write-offs during the three months ended March 31, 2023 of $48.9 million were driven by the completion of the VIA acquisition as of January 31, 2023 and the notes value extended to VIA Motors prior to the closing of the acquisition were adjusted at the time of the acquisition to reflect the value attributable to the credits included in the closing statement. VIA notes receivable, including additional funding of $0.8 million on January 17, 2023, were settled and included in the consideration

a.Table of Contents
transferred at fair value as discussed in Note 5 for $5.2 million. An additional impairment of $27.4 million was recorded in "Asset impairments" in the consolidated statement of operations for the three months ended March 31, 2023 upon settlement.
Note 5.    Acquisitions and Divestitures
The Company continually evaluates potential acquisitions that align with the Company’s strategy of accelerating the adoption of EVs. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements. This goodwill arises because the purchase prices for these businesses exceeds the fair value of acquired identifiable net assets due to the purchase prices reflecting a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
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
In addition to evaluating potential acquisitions, the Company may divest certain businesses from time to time based upon review of the Company’s businesses considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders. Details and the impacts of any dispositions are noted below.
2023 Acquisition
VIA Acquisition
On January 31, 2023, the company closed the acquisition of VIA, pursuant to the terms of the Amended and Restated Merger Agreement. In closing, the company acquired all outstanding shares of VIA in exchange for the issuance of $125.7 million common shares and $1.2 million convertible preferred shares (at a ratio of 20:1 to common) and the settlement of loans advanced to VIA prior to closing with a settlement value of $5.7 million. In addition, the VIA selling shareholders will be entitled to receive up to $180.0 million in convertible preferred shares upon the satisfaction of earn out provisions included in the Amended and Restated Merger agreement.
The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period for certain items including the valuation of separately identified intangibles

a.Table of Contents

(Dollars in thousands)	January 31, 2023
Fair value of consideration transferred:
Common shares	$28,617
Preferred shares	4,825
SAFE note	581
Secured convertible note	5,165
Contingent consideration	73,627
Purchase price	$112,815

Allocated to:
Current assets	1,757
Property and equipment, net	2,315
Operating lease right of use assets	5,064
Intangible assets – development technology	104,200
Intangible assets – trademark and tradename	11,410
Goodwill	13,020
Other assets	—
Current liabilities	(16,940)
Deferred tax liability	(4,227)
Other liabilities	(3,784)
Fair value of assets acquired, less liabilities assumed	$112,815
The useful lives of the intangible assets acquired is as follows:

January 31, 2023
Intangible assets – development technology	20
Intangible assets – trademark and tradename	20
Weighted average	20
The estimated amortization expense related to these intangible assets for each of the years subsequent to March 31, 2023, is as follows (amounts in thousands):

2023 remaining	$12,627
2024	14,591
2025	12,487
2026	10,709
2027	9,178
Thereafter	53,212
Total	$112,804
Amortization expense related to intangible assets created as a result of the VIA acquisition for the three months ended March 31, 2023 was $2.8 million.
The goodwill from the VIA acquisition represents future economic benefits that we expect to achieve as a result of the VIA acquisition. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.

a.Table of Contents
Revenue of $0.0 million and net loss $8.0 million for the three months ended March 31, 2023 have been included in the consolidated financial statements.
Unaudited Pro forma Financial Information
The unaudited pro forma results presented below include the effects of the Company’s acquisitions as if the acquisitions had occurred on January 1, 2022. The Company filed an Amended Form 8-K on July 3, 2023 to disclose unaudited pro forma financial information, and explanatory notes, related to the acquisition of VIA as it met the criteria of a significant acquisition. The Energica acquisition did not meet the criteria of a significant acquisition, in aggregate or individually.
The pro forma adjustments are based on historically reported transactions by the acquired companies. The pro forma results do not include any material, nonrecurring adjustments directly attributable to the 2021 Acquisitions or the Energica acquisition. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions occurred on January 1, 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022
(Amounts in thousands, except per share and share data)

Total revenue	$10,581	$25,411

Net loss attributable to Ideanomics, Inc. common shareholders	73,012	40,082

2022 Acquisition
The Company has completed the below acquisition in the three months ended March 31, 2022. The accompanying consolidated financial statements include the operations of the acquired entity from its respective acquisition dates. The acquisition has been accounted for as a business combination.
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

a.Table of Contents
The Company used this enterprise value to remeasure the previous equity investment by stepping up the value of the 20.0% equity ownership to reflect the proceeds paid to gain control of Energica. This remeasurement resulted in a gain of $11.0 million recorded in the three months ending March 31, 2022, this was recorded in "Gain on remeasurement of investment", in our consolidated statement of operations.

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

(Dollars in thousands)	March 14, 2022
Cash paid at closing, including working capital estimates	$58,140
Fair value of previously held interest	22,183
Fair value of non-controlling interest	24,778
Purchase price	$105,101

Allocated to:
Current assets	$19,708
Property and equipment, net	1,927
Intangible assets –Customer relationships	14,226
Intangible assets – Development technology	18,603
Intangible assets – Trademark and trade name	14,496
Goodwill	60,394
Other assets	1,024
Current liabilities	(16,894)
Other liabilities	(8,383)
Fair value of assets acquired, less liabilities assumed	$105,101

The useful lives of the intangible assets acquired is as follows:

March 14, 2022
Intangible assets – customer relationships	13.0
Intangible assets – development technology	8.0
Intangible assets – trademark and tradename	25.0
Weighted average	14.7
The estimated amortization expense related to these intangible assets for each of the years subsequent to March 31, 2023, is as follows (amounts in thousands):

2023 remaining	$2,976
2024	3,967
2025	3,967
2026	3,967
2027	3,967
Thereafter	23,658
Total	$42,502

a.Table of Contents
Amortization expense related to intangible assets created as a result of the Energica acquisition for the three months ending March 31, 2023 and 2022, respectively was $1.0 million and $0.4 million.
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
Revenue of $2.8 million and $0.4 million and net loss of $4.5 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively, have been included in the consolidated financial statements.
Dispositions
SSE

Refer to Note 11 for further discussion of this related party transaction.
2023 and 2022 Transaction Costs
Transaction costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. Transaction costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions.
•The Company incurred transaction costs of $11.7 million during the three months ended March 31, 2023 related to VIA acquisition.
•The Company incurred transaction costs of $0.6 million during the three months ended March 31, 2022, related to the Energica acquisition.
Transaction costs have been included in "Selling, general and administrative expenses" in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows.
Note 6.    Restructuring

On September 12, 2022, the Board authorized management to pursue a plan to restructure the current EV resale activities in China. While the current operational activities will decline in scale during 2023, the company will continue to source materials from Chinese suppliers through its procurement team in China and evaluate opportunities for the sale of current Ideanomics' subsidiaries technologies in China. We believe that this change in the scope of activities in China will result in a significant reduction in the number of operating entities, a simplification of the legal entity structure and a pivot to margin expansion opportunities.

For the three months ending March 31, 2023 and 2022, the company generated $0.7 million and $13.2 million in revenues in the PRC, primarily from the sale of EV products, respectively. The carrying value of long lived assets in the PRC for the period ended March 31, 2023 and December 31, 2022, was $0.03 million and $0.1 million, respectively. Cash held in the PRC was approximately $15.0 million and $15.5 million for the period ended March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company recorded charges of $1.0 million and $1.2 million in connection with its restructuring actions on the consolidated balance sheet. The restructuring charges consist of employee termination costs of $1.0 million and $1.1 million, respectively. Employee termination benefits were recorded based on statutory requirements, completed negotiations and Company policy.

a.Table of Contents
The following table summarizes the charges in connection with its employee termination cost (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Balance at the beginning of the period	$1,056	$—
Increase/(decrease)	—	—
Payment	$(35)	$—
Balance at the end of the period	$1,021	$—

Note 7.    Property and Equipment, net
The following table summarizes the Company’s property and equipment (in thousands):

	March 31, 2023	December 31, 2022
Furniture and office equipment	$2,554	$2,753
Vehicle	853	1,257
Leasehold improvements	3,971	4,577
Shop equipment	4,546	3,204
Total property and equipment	11,924	11,791
Less: accumulated depreciation	(3,274)	(2,719)
	8,650	9,072
Construction in progress	2,764	—
Property and equipment, net	$11,414	$9,072

The Company recorded depreciation expense of $0.7 million and $0.3 million, which have been included in "Cost of revenue from sales of products" and "Depreciation and amortization" in the consolidated statements of operations, for the three months ended March 31, 2023 and 2022, respectively.
Note 8.    Goodwill and Intangible Assets

A reporting unit is the level at which goodwill is tested for impairment, and is defined as an operating segment or one level below an operating segment, if certain criteria are met. Under its current corporate structure, the Company has one operating segment and eight reporting units.
Goodwill
The following table summarizes changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2022	37,775
Goodwill acquired during the year (a)	13,020
Effect of change in foreign currency exchange rates	576
Balance as of March 31, 2023	$51,371

(a) Refer to Note 5 for discussion of VIA acquisition.

a.Table of Contents
Intangible Assets
The following tables summarize information regarding amortizing and indefinite lived intangible assets (in thousands):

	March 31, 2023
	Weighted Average Remaining Useful Life (in years)	Intangible before impairment	Accumulated amortization	Accumulated impairment charge	Net balance
Definite lived intangible assets*
Patents, trademarks and brands	19.8	33,128	(2,060)	(5,644)	25,424
Customer relationships	13.5	14,149	(1,179)	—	12,970
Licenses	4.2	1,105	(166)	(851)	88
Lender relationships	0	2,510	(594)	(1,916)	—
Software	2.7	142	(48)	—	94
Technology	18.1	122,705	(5,216)	—	117,489
Total		173,739	(9,263)	(8,411)	156,065
Indefinite lived intangible assets
Timios title plant		500	—	(500)	—
Website name		25	—	—	25
Total		$174,264	$(9,263)	$(8,911)	$156,090

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Accumulated impairment charge	Net balance
Definite lived intangible assets*
Patents, trademarks and brands	$22,974	$(1,625)	$(1,520)	$19,829
Customer relationships	13,937	(824)	—	13,113
Licenses	1,141	(148)	—	993
Lender relationships	16,600	(2,034)	(12,548)	2,018
Software	4,491	(1,288)	(3,182)	21
Technology	18,225	(1,956)	—	16,269
Total	77,368	(7,875)	(17,250)	52,243
Indefinite lived intangible assets
Timios title plant	500	—	—	500
Website name	25	—	—	25
Total	$77,893	$(7,875)	$(17,250)	$52,768
*excludes intangible assets fully amortized or written off in prior period
As discussed in Note 17, update for purchase agreement discussion and impairment considerations. As a result, the Company recorded an impairment charge of $8.9 million for the three months ended March 31, 2023.

Amortization expense relating to intangible assets was $4.1 million and $1.0 million for the three month ended March 31, 2023 and 2022, respectively.
The following table summarizes the expected amortization expense for the following years (in thousands):

Amortization to be recognized
2023 (excluding the three months ended March 31, 2023)	$15,766
2024	18,764
2025	16,651
2026	14,773
2027	13,168
2028 and thereafter	76,943
Total	$156,065

a.Table of Contents
Note 9.    Debt
The following table summarizes the outstanding promissory notes as of March 31, 2023 and December 31, 2022 (dollars in thousands):

		March 31, 2023		December 31, 2022
	Interest Rate	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
YA II PN Convertible Debenture due 2/24/2023	4.0%	$250	$250	$4,442	$3,928
YA II PN Convertible Debenture due 9/30/2023	4.0%	1,400	1,400	—	—
Tillou promissory note due on demand after 1/15/2023	20.0%	—	—	2,000	2,021
Tillou promissory note due on demand after 4/20/2023	20.0%	2,000	2,014	—	—
Commercial Insurance Premium Finance	5.5%-6.2%	905	905	1,335	1,335
SBA PPP due April 10, 2025	1.0%	195	195	219	219
Other lending agreements	1.0%-12%	6,999	7,017	7,673	7,673
Total		$11,749	11,781	$15,669	15,176
Less: Current portion			(9,887)		(13,219)
Long-term Note, less current portion			$1,894		$1,957
The weighted average interest rate for these borrowings is 7.6% and 8.1% as of March 31, 2023 and December 31, 2022, respectively.
The Company recognized interest expense related to the YA II PN convertible debenture due February 24, 2023 of $0.5 million, including of $0.5 million debt discount amortization for the three months ended March 31, 2023.
The Company breached at least two covenants, including making timely SEC filings and a minimum stock purchase from the Company’s officers or directors. Yorkville has not asserted either breach and has since extended additional loan amounts to the Company.
New debt transactions executed by the Company during the three months ended March 31, 2023 are as follows:
(a) YA II PN Convertible Debenture due 9/30/2023

On March 30, 2023, the Company entered into the first Amendment to the SDPA for the Company to sell and YA II PN to purchase convertible debentures pursuant to an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D (“Regulation D”) as promulgated by the SEC. Under the amended SDPA, YA II PN purchased an additional debenture with substantially the same terms in the principal amount of $1.4 million.
(b) Tillou promissory note due on demand after 4/20/2023

Refer to Note 11 for further discussion of this related party transaction.

The Company also entered other short term and long term borrowing agreements. These instruments provide working capital for the operations through the combination of accounts receivable factoring, line of credits, vendor financing programs and other secured asset-based lending arrangements. The total unused line of credit is $1.1 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively.
Note 10.    Convertible Preferred Stock
Significant convertible preferred stock transactions during the three months ended March 31, 2023 are as follows:
Convertible Preferred Stock Series C
During the three months ended March 31, 2023, the Board authorized 2.0 million shares of Preferred Stock Series C. Each share of Preferred Stock Series C shall be convertible, at the option of the holder thereof, at any time, at the office of the Company or any transfer agent for such stock, into twenty shares of common stock, and redeemable at a stated dollar amount upon a merger/consolidation/change in control.

Upon the occurrence of a liquidation event, the holders of shares of Preferred Stock Series C then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or

a.Table of Contents
earnings, an amount per share equal to $0.1804, as may be adjusted from time to time plus all accrued, but unpaid dividends, whether declared or not.
As of March 31, 2023, 1,159,276 shares of Preferred Stock Series C were issued. The Preferred Stock Series C shareholders shall be entitled to one vote per common stock on an as-converted basis and are only entitled to receive dividends when and if declared by the Board.
Convertible Preferred Stock Series B

The third closing with Acuitas was held on February 2, 2023, at which time 10.0 million shares of Preferred Stock Series B and 10.0 million warrants were purchased and at the price of $10.0 million. The fair value of the warrants is $2.3 million based on binomial lattice model and recorded on the "Additional paid-in capital" on the consolidated balance sheets as of December 31 2022.Acuitas converted 10.0 million shares of Preferred Stock Series B into 49.1 million shares of common stock during the three months ended March 31, 2023. Between March 6, 2023 and May 2, 2023, Ideanomics received a total of 10 cashless exercise notices for a total of 96.7 million warrants requesting an aggregate number of 398.9 million common shares be issued pursuant to the cashless exercise notices. this is inconsistent with the 20 million warrants specified in the agreement. The company has considered whether to pursue litigation on this matter and decided not to purse litigation but to try and complete the agreement and close the relationship with Acuitas considering the court issued a preliminary injunction order on March 31, 2023 requiring Ideanomics to comply with the cashless exercise notices received from Acuitas in March, As a result, the Company has recorded $18.6 million warrant liabilities as of March 31, 2023 on the consolidated balance sheet.
Note 11.    Related Party Transactions
(a)Transactions with Dr. Wu and his affiliates

Dr. Wu
As of March 31, 2023 and December 31, 2022, the Company has receivables of $0.2 million, respectively, due from Dr. Wu, the former Chairman of the Company, and his affiliates recorded in “Amounts due from related parties” in the consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, the Company has payables of $0.7 million, respectively, due to Dr. Wu, the former Chairman of the Company, and his affiliates recorded in “Amounts due to related parties” in the consolidated balance sheets.

Service agreement with SSSIG
The Company entered a consulting service agreement with SSSIG on April 20, 2021 for the period from April 1, 2021 through June 30, 2021 for $0.4 million. The service agreement includes employment transfer, financial transition, corporate documents handover, legal representative and board member change for the Company's subsidiaries and affiliates. As of March 31, 2023 and December 31, 2022, the Company recorded $0.4 million in “Amount due to related parties” in the consolidated balance sheets.
(b) Stock purchase consideration payable due to FNL
On April 20, 2021, Ideanomics entered into a stock purchase agreement with FNL, pursuant to which Ideanomics made an investment into FNL. The unpaid consideration of $0.1 million is recorded in the “Amount due to related parties” in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.
(c) Amounts due from and due to Glory
As of March 31, 2023 and December 31, 2022, the Company has payables of $0.2 million and $0.2 million, respectively, due to Glory as a result of the transactions incurred in 2020 and is recorded in “Amount due to related parties” in the consolidated balance sheets.

a.Table of Contents
(d) Receivable due from Tree Technology minority shareholders
As of March 31, 2023 and December 31, 2022, the Company has receivables of $0.3 million, respectively, due from Tree Technology minority shareholders for the registered capital contribution of the entity recorded in "Amounts due from related parties" in the consolidated balance sheets.
(e) Transactions with Energica management and their affiliates
Energica management stock options

The Company loaned $1.8 million to Energica senior management to exercise their stock options during the three months ended March 31 2022. In the second quarter of 2022, the Company purchased 0.8 million shares from options exercised for an additional $1.3 million during the three months ended June 30, 2022. The total of the disbursements, $3.1 million, is considered part of the purchase price of Energica.

Materials and services from CRP Meccanica S.r.l., CRP Service S.r.l. and CRP Technology S.r.l.

Energica has purchased and $37,000 and $0.1 million of material and services from three entities owned by one of its senior management team during the three months ended March 31, 2023 and March 31 2022, respectively, The outstanding payable as of March 31, 2023 and December 31, 2022, with these three entities is $1.4 million and $1.3 million, respectively, and recorded in “Amounts due to related parties” in the consolidated balance sheets.

Lease agreement with EMCH S.r.l.

Energica entered a lease agreement with EMCH S.r.l., an entity owned by one of its senior management team. The lease period is from February 1, 2023 through January 31, 2029. This lease agreement is reflected in the consolidated balance sheets and statement of operations as follows (in thousands):

March 31, 2023
Operating lease right of use assets	$318
Current portion of operating lease liabilities	46
Operating lease liabilities, net of current portion	271
Selling, general and administrative expenses	11
(f) Promissory notes with Tillou
On December 13, 2022, the Company entered into a promissory note with Tilllou in the amount of $2.0 million. The principal and interest is payable on demand any time after January 15, 2023. The note bears interest at a rate of 20% per annum. The Company granted to the Noteholder a security interest in the secured collateral. The subordinate agreement among the Company, Tillou and YA PN II agreed to subordinate YA PN II’s security interest in the Inobat Note to Tillou’s security interest up to an aggregate of $2.4 million, subject to the other provisions. The Company recorded the note in “Amounts due to related parties” in the consolidated balance sheets as of December 31, 2022. The Company repaid the principal and the accrued interest of less than $0.1 million on January 13, 2023.

On March 19, 2023, the Company entered into a promissory note with Tilllou in the amount of $2.0 million. The principal and interest is payable on demand any time after April 20, 2023. The note bears interest at a rate of 20% per annum. If any amount payable under the Note is not paid when due, such overdue amount shall bear interest at the Interest Rate plus 2%. The Company granted to the Noteholder a security interest in a purchase obligation of YA II PN, Ltd as collateral. The Company recorded the note in “Amounts due to related parties” in the consolidated balance sheets as of March 31, 2023.
(g) Disposal of SSE
On February 9, 2022, the Company transferred its 51.0% interest in SSE to Fan Yurong, a current shareholder of SSE, for a nominal amount. The Company recognized a disposal loss of $0.2 million as a result of the deconsolidation of SSE and such loss was recorded in “Other income, net” in the consolidated statements of operations for the three months ended March 31, 2022. The Company is not involved in the operations of SSE after the disposal and is no longer considered a related party subsequent to disposition.

a.Table of Contents

Note 12.    Share-Based Compensation
As of March 31, 2023, the Company had 31.5 million options, 7.0 million RSUs and 98.0 million warrants outstanding.
The Company awards common stock and stock options to employees, consultants, and directors as compensation for their services. Stock option awards to employees, consultants, and directors are recorded by the Company pursuant to the provisions of ASC 718. For the options with market conditions, the fair value of each award is estimated on the date of grant using Monte-Carlo valuation model and recognizes the fair value of each option as compensation expense over the derived service period. For the options with performance conditions, the fair value of each award is estimated on the date of grant using Black-Scholes Merton valuation model and recognizes the fair value of each option as compensation expense over the implicit service period. For RSUs and option awards only with service conditions, the fair value of each option award is estimated on the date of grant using the Black-Scholes Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.
Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Plan pursuant to which options or other similar securities may be granted. On October 22, 2020, the Company’s shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 31.5 million shares to 56.8 million shares. As of March 31, 2023, options available for issuance are 58.5 million shares.
For the three months ended March 31, 2023 and 2022, total share-based payments expense was $2.4 million, respectively.
(a)Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	33,240,364	$1.17	7.8	$—
Expired	(1,563,574)	1.07
Forfeited	(222,292)	0.41
Outstanding at March 31, 2023	31,454,498	1.19	7.83	—
Vested as of March 31, 2023	21,292,622	1.42	7.16	—
Expected to vest as of March 31, 2023	10,161,876	0.71	9.23	—
As of March 31, 2023, $3.5 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.18 years. The total intrinsic value of shares exercised in the three months ended March 31, 2023 and 2022 was $0.0 million. The total fair value of shares vested in the three months ended March 31, 2023 and 2022 was $2.0 million and $2.2 million, respectively. Cash received from options exercised in the three months ended March 31, 2023 and 2022 was $0.0 million.
For the options with service conditions, the assumptions used to estimate the fair values of the stock options granted in the three months ended March 31, 2022 as follows:

Three Months Ended
March 31, 2022
Expected term (in years)	5.51-5.53
Expected volatility	123%
Expected dividend yield	—%
Risk free interest rate	1.69%-2.12%
(b)Warrants

a.Table of Contents
In connection with certain of the Company’s service agreements, the Company issued warrants to service providers to purchase common stock of the Company. The weighted average exercise price was $0.29 and the weighted average remaining life was 4.75 years.

	March 31, 2023	December 31, 2022
Warrants Outstanding	Number of Warrants Outstanding and Exercisable	Number of Warrants Outstanding and Exercisable	Exercise Price	Expiration Date
Acuitas	24,509,804	5,000,000	$0.29	November 14, 2027
Acuitas	24,509,804	5,000,000	0.29	November 27, 2027
Acuitas	49,019,608	—	0.29	February 2, 2028
Total	98,039,216	10,000,000
(c)RSUs

In December 2022, the Company granted 8.2 million restricted shares to certain employees and directors under the 2010 Plan which was approved by the Board. The restricted shares were vested either immediately or over 2.00 years. The aggregated grant date fair value of all those restricted shares was $1.6 million.

In January 2023, due to the completion of VIA acquisition, the Company assumed the restricted shares that VIA granted to its employees of 1.5 million, which was adjusted to 3.6 million restricted shares of IDEX. The aggregated fair value of all those restricted shares was $0.7 million on the acquisition completion date.

As of March 31, 2023, there was $1.1 million of unrecognized compensation cost related to unvested restricted shares.
Note 13.    Net Loss Per Common Share
The following table summarizes the Company’s loss per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss attributable to Ideanomics, Inc. common stockholders	(84,317)	(28,512)

Basic
Basic weighted average common shares outstanding	731,001,467	497,359,747
Diluted
Diluted potential common shares	731,001,467	497,359,747
Net loss per share:
Basic	$(0.12)	$(0.06)
Diluted	$(0.12)	$(0.06)
Basic net loss per common share attributable to the Company’s shareholders is calculated by dividing the net loss attributable to the Company’s shareholders by the weighted average number of outstanding common shares during the period.
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

a.Table of Contents

	March 31, 2023	December 31, 2022
Warrants	409,358	10,000
Options and RSUs	43,237	42,055
Series A Preferred Stock	933	933
Series B Preferred Stock	90,909	62,500
Series C Preferred Stock	23,186	—
Contingent shares	1,637,377	1,491
Convertible promissory note and interest	15,314	30,317
Total	2,220,314	147,296

Note 14.    Income Taxes

In January 2023 approximately $4.2 million of deferred tax liabilities were recognized on the acquisition of VIA as shown in the table in Note 5. The deferred tax liabilities recognized related primarily to intangible assets recognized for financial reporting purposes that are not recognized for income tax purposes. A significant portion of Ideanomics’ net deferred tax assets had previously been judged to be more likely that not to be unable to reduce the Company’s income tax liability and consequently were offset by a valuation allowance. Once the acquisition of VIA occurred, a portion of Ideanomics’ deferred tax assets could be utilized in offsetting the newly acquired deferred tax liabilities, this resulted in a one-time income tax benefit of approximately $2.4 million during the three months ended March 31, 2023.

In general, the Company has net operating loss carryovers creating deferred tax assets that, to the extent that they do not offset deferred tax liabilities, are reduced by a 100% valuation allowance. Certain deferred tax liabilities cannot be offset by deferred tax assets. These consist of state deferred tax liabilities of certain US subsidiaries that file separate state tax returns and of certain foreign subsidiaries. The Company also has certain deferred tax liabilities that can only be 80% offset by deferred tax assets relating to net operating loss carryovers that can only offset 80% of taxable income. During the three months ended March 31, 2023 there was an income tax benefit of approximately $3.0 million. This consisted principally of the approximately $2.4 million one-time benefit as discussed in the preceding paragraph plus approximately $0.6 million resulting from the amortization or impairment of intangible assets with carrying values in excess of their tax bases. The latter resulted in the reversal of related deferred tax liabilities. The income tax benefit was substantially all domestic.

In March 2022 approximately $4.7 million of deferred tax liabilities were recognized on the acquisition of Energica. These are included in “other liabilities” in the table in Note 5. During the three months ended March 31, 2022, there was an income tax benefit of approximately $0.4 million, this consisted principally of approximately $0.3 million state income tax benefits for US subsidiaries and approximately $0.1 million of foreign income tax benefits. The foreign income tax benefit for the three months ended March 31, 2023, consists primarily of the reversal of some of the Energica deferred tax liability as a result of Energica's losses.

At March 31, 2023 and December 31, 2022, the Company’s deferred tax assets do not include approximately $0.3 million of potential deferred tax assets, arising in 2021, not recognized because they do not meet the threshold for recognition. If these assets were to be recognized, they would be fully offset by a valuation allowance. Other than these, there were no uncertain tax positions that would prevent the Company from recording the related benefit as of March 31, 2023 and December 31, 2022.
Note 15.    Commitments and Contingencies
Lawsuits and Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the business.
Shareholder Class Actions and Derivative Litigations

On June 28, 2020, a purported securities class action, captioned Lundy v. Ideanomics Inc. et al., was filed in the United States District Court for the Southern District of New York against the Company and certain current officers and directors of the Company. Additionally, on July 7, 2020, a purported securities class action captioned Kim v. Ideanomics Inc. et al, was filed in the Southern District of New York against the Company and certain current officers and directors of the Company. Both cases

a.Table of Contents
alleged violations of Section 10(b) and 20(a) of the Exchange Act arising from certain purported misstatements by the Company beginning in September 2020 regarding its Ideanomics China division. On November 4, 2020, the Lundy and Kim actions were consolidated and the litigation is now titled “In re Ideanomics, Inc. Securities Litigation.” In December 2020, the Court appointed Rene Aghajanian as lead plaintiff and an amended complaint was filed in February 2021, alleging violations of Section 10(b) and 20(a) of the Exchange Act arising from certain purported misstatements by the Company beginning in March 2020 regarding its Ideanomics China division and seeking damages. The defendants filed a motion to dismiss on May 6, 2021. On March 15, 2022, the Court granted Defendants’ motions to dismiss in full and dismissed Plaintiff’s complaint. On April 14, 2022, Plaintiff sought leave to amend its complaint and Defendants opposed that request. On February 8, 2023, the Court denied Plaintiffs’ motion to amend and dismissed the case.

Merger-related Litigation and Demand Letters

Following the announcement of the Company’s agreement to acquire VIA, the Company received several demand letters on behalf of purported stockholders of the Company and the Company and certain of its officers and directors have been named as defendants in complaints filed and consolidated in the United States District Court for the Southern District of New York demanding the issuance of additional disclosures in connection with the merger. The specific complaints, all of which have been consolidated, have the following filing dates: Macmillan v. Ideanomics, Inc.et al.¸ December 2, 2021; Saee v. Ideanomics, et al., December 7, 2021; and Foran v. Ideanomics, Inc., et al., January 11, 2022. In those complaints, Plaintiffs allege that the Company’s Registration Statement on Form S-4 initially filed with the SEC on November 5, 2021, is false and misleading and purportedly omits material information regarding the Company’s acquisition of VIA. The Company believes that its disclosures comply fully with applicable law and that the demand letters and complaints are without merit. Nevertheless, in order to moot the purported deficiencies alleged in the demand letters and the complaints, avoid the risk of delaying the consummation of the merger, and minimize the costs, risks, and uncertainties inherent in litigation, the Company, without admitting any liability or wrongdoing, voluntarily provided certain supplemental disclosures. Nothing in those supplemental disclosures should be considered an admission of the legal necessity or materiality under applicable laws of any of the disclosures included. To the contrary, the Company denies all of the allegations in the demand letters and the complaints that any additional disclosures are required.

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

McCarthy v. Ideanomics

On December 14, 2022, Conor McCarthy, Ideanomics’ former CFO, filed an arbitration in front of the American Arbitration Association alleging breach of his separation agreement by Ideanomics and claiming as damages the entirety of his separation payment (approximately $0.7 million), double damages, statutory interest, and costs. The parties settled the arbitration on April 12, 2023 pursuant to which Ideanomics will make periodic payments towards Mr. McCarthy’s separation agreement. Ideanomics has since made the first payment.

Cantor Fitzgerald, LLC v. Ideanomics

On January 10, 2023, Cantor sued Ideanomics in the Supreme Court of the State of New York, New York County for breach of contract to pay $0.2 million in fees associated with a Letter Agreement entered into on October 22, 2021. The parties negotiated a payment plan, under which Ideanomics failed to meet its obligations. Cantor filed a confession of judgment for the remaining $0.1M on July 18, 2023.

Acuitas Capital, LLC v. Ideanomics

a.Table of Contents
On March 14, 2023, Acuitas Capital, LLC filed suit against Ideanomics in the Southern District of New York, alleging breach of the SPA executed between the parties on November 14, 2022. On March 31, 2023, the Court enjoined Ideanomics, requiring the Company to honor future contractual requests from Acuitas. The case is still in active litigation.

3i LP v. Ideanomics

On March 21, 2023, Ideanomics was served with a notice of lawsuit filed in the Supreme Court of New York, New York County. The summons alleges breach of contract regarding an exclusive term sheet. On June 9, 2023, Ideanomics filed a motion to dismiss for failure to state a claim, since the term sheet expressly stated that it was non-binding (among other reasons), which the plaintiff opposed. Ideanomics’ response brief is due August 2, 2023. The case remains pending.

Additional Matters

In addition to the above, Ideanomics and its subsidiaries face a number of lawsuits alleging breach of contract for failure to make payment on contractual obligations.
Note 16.    Contingent Consideration
The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	March 31, 2023
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$649	$649
Tree Technology - Contingent consideration[2]	—	—	78	78
Solectrac - Contingent consideration[3]	—	—	100	100
VIA - Contingent consideration[4]	$—	$—	$60,721	$60,721
Total	$—	$—	$61,548	$61,548

	December 31, 2022
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$649	$649
Tree Technology - Contingent consideration[2]	—	—	118	118
Solectrac - Contingent consideration[3]	—	—	$100	100
Total	$—	$—	$867	$867

1 This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The Company issued 11.3 million shares during the year ended December 31 2020 and still have the obligation to issue 1.0 million shares March 31, 2023 and December 31, 2022.
2 This represents the liability incurred in connection with the acquisition of Tree Technology shares during the three months ended December 31, 2019 and as subsequently remeasured as of March 31, 2023 and 2022. The fair value of the Tree Technology contingent consideration was valued using a probability-weighted discounted cash flow approach.
3 This represents the liability incurred in connection with the acquisition of Solectrac. The liability represents the fair value of the three contingent considerations that were entered into at closing. The fair value was determined using Monte-Carlo simulations.
4 This represents the liability incurred in connection with the acquisition of VIA. The liability represents the fair value of the three contingent considerations that were entered into at closing. The fair value was determined using Monte-Carlo simulations.
DBOT Contingent Consideration

a.Table of Contents
The fair value of the DBOT contingent consideration was valued using the Black-Scholes Merton model.
The contractual period which required periodic remeasurement has expired as of April 17, 2020, and therefore the Company will not remeasure this liability in the future. The significant unobservable inputs used in the fair value measurement of the contingent consideration includes the risk-free interest rate, expected volatility, expected term and expected dividend yield. The following table summarizes the significant inputs and assumptions used in the model:

March 31. 2023 and December 31, 2022
Risk-free interest rate	0.1%
Expected volatility	30%
Expected term (years)	0.08
Expected dividend yield	—%

Tree Technologies Contingent Consideration

The fair value of the Tree Technologies contingent consideration as of March 31, 2023 and December 31, 2022, was valued using a probability-weighted discounted cash flow approach which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table summarizes the significant inputs and assumptions used in the probability-weighted discounted cash flow approach:

	March 31, 2023	December 31, 2022
Weighted-average cost of capital	15.0%	15.0%
Probability	5%-20%	5%-20%

Solectrac Contingent Consideration

The fair value of the Solectrac contingent consideration as of March 31, 2023 was valued using a Monte-Carlo simulation model. The significant unobservable inputs include volatility, discount rate and the risk free rate, Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The following table summarizes the significant inputs and assumptions used in the model:

March 31, 2023 and December 31, 2022
Risk-free interest rate	3.4%
Expected volatility	25.0%
Expected discount rate	13.1%

VIA Contingent Consideration

The fair value of the VIA contingent consideration as of March 31, 2023 was valued using a Monte-Carlo simulation model. The significant unobservable inputs include volatility, discount rate and the risk free rate, Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The following table summarizes the significant inputs and assumptions used in the model:

March 31, 2023
Risk-free interest rate	3.7%
Expected volatility	65.0%
Expected discount rate	13.9%

a.Table of Contents
The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Contingent Consideration
January 1, 2023	$867
Addition	73,628
Remeasurement loss/(gain) recognized in the statement of operations	(12,947)
March 31, 2023	$61,548
Note 17.    Subsequent Events
FNL Stock Purchase Agreement

On April 14, 2023, David L. Beatty (the “Purchaser”), the Company and FNL entered into a Stock Purchase Agreement in which the Purchaser purchased from the Company 664,578 shares of FNL common stock (representing all of the shares of FNL common stock held by the Company) for an aggregate purchase price of $1.0 million. FNL holds 100% of the shares of Grapevine, which the Company sold to FNL in April of 2021. Simultaneously, the Company withdrew from the Shareholders’ Agreement relating to FNL shares originally among the Company, the Purchaser and certain other holders of FNL stock.

Amended and Restated YA II Option Agreement

On April 17, 2023, the Company entered into an Second Amended and Restated Option Agreement (the “Second Amended Option Agreement”) with Timios, Fiducia and YA II PN.

In accordance with the Second Amended Option Agreement, the Company and Timios have granted YA II PN, an option (the “Call Right”), exercisable after May 30, 2023, to purchase (a) from the Company an amount of shares of common stock of Timios representing one hundred percent (100%) of the then issued and outstanding common stock of Timios on a Fully-Diluted Basis (as defined therein) at the time the Call Right is effected, or (b) from Timios one hundred percent (100%) of the then issued and outstanding common stock of Fiducia on a Fully-Diluted Basis at the time the Call Right is effected (such shares of Timios or Fiducia, as applicable, the “Call Shares”). In the event the YA II PN desires to buy the Call Shares pursuant to the Amended and Restated Option Agreement, the YA II PN shall deliver to the Company a written, unconditional and irrevocable notice (the “Call Exercise Notice”) of the YA II PN’s election to exercise the applicable Call Right for the Call Purchase Price. Additionally, the Company shall have the right to repay the Debenture (as defined below) in full at any time during period commencing on April 17, 2023, and ending on May 30, 2023 (the “Payback Period”), plus a redemption premium of 50%. However, if the Company chooses to repay the Debenture prior to the end of the Payback Period, YA II PN will no longer retain any Call Right and the Second Amended Option Agreement will terminate automatically as of the date of such payment.

Pursuant to the Second Amended Option Agreement, if YA II PN exercises the Call Right, the aggregate purchase price at which YA II PN (or its permitted assignee) shall purchase the applicable Call Shares (the “Call Purchase Price”) shall be $3.5 million, inclusive of any funds received by Timios to meet its regulatory capital requirements. YA II PN may at its sole and exclusive right pay all or part of the Call Purchase Price by offset or setoff (collectively, the “Setoff”) of any or all amounts due and owing to YA II PN by the Company, including, without limitation, any outstanding amounts due and owing under the Debenture or any other debentures issued to YA II PN under the Original SDPA, or under any existing or future instrument, agreement, note, advance, standby equity purchase agreement, pre-paid advance or otherwise.
Second and Third Amendments to Secured Convertible Debenture Purchase Agreement

On April 17, 2023, the Company entered into the Second Amendment to the SDPA, as previously amended (the “Second Amended SDPA”) with YA II PN, which amended the Original SDPA, and simultaneously consummated the sale to YA II PN of a new Secured Convertible Debenture (the “Debenture”) in a private placement pursuant to the SDPA. Upon the terms and subject to the conditions contained in the Amended SDPA and Debenture, the Company promises to pay to YA II PN $0.8 million on September 30, 2023, (a) subject to earlier redemption at the Company’s option (upon payment of a redemption premium of 10% of the principal amount being redeemed or paid, plus, during the Payback Period, 50% of the principal amount being redeemed or paid (unless the Buyer, in its sole and absolute discretion, elects to exercise a Call Right (as defined in the Second Amended Option Agreement) in connection with the applicable redemption or payment, and (b) subject to acceleration at the holder’s option upon an event of default described in the Indenture. The Company will also pay interest on outstanding

a.Table of Contents
principal of the Debenture at an interest rate of eight percent (8%), provided that such interest rate shall be increased to 18% upon an event of default.

On May 1, 2023, the Company entered into the Third Amendment to the SDPA, as previously amended (the “Third Amended SDPA”) with YA II PN, which further amended the the Original SDPA, and simultaneously consummated the sale to the Investor of a new Secured Convertible Debenture (the “Fourth Debenture”) in a private placement pursuant to the SDPA for a purchase price of $3.5 million. Upon the terms and subject to the conditions contained in the Amended SDPA and Fourth Debenture, the Company promises to pay to YA II PN $4.1 million (subject to reduction to $3.8 million on the Energica SPA Closing Date (as defined below) on August 29, 2023, (a) subject to earlier redemption at the Company’s option (upon payment of a redemption premium of 20% of the principal amount being redeemed or paid, and (b) subject to acceleration at the holder’s option upon an event of default described in the Indenture. The Company will also pay interest on outstanding principal of the Fourth Debenture at an interest rate of eight percent (8%), provided that such interest rate shall be increased to 18% upon an event of default.

In addition, as described in the Third Amended SDPA, the Company, Energica, and YA II PN are contemplating entering into an equity transfer agreement or similar agreement (the “Energica SPA”) pursuant to which YA II PN (or one of its affiliates) would acquire, inter alia, a percentage, to be agreed upon among the parties thereto, of the then issued and outstanding common stock of Energica (the “Transferred Energica Shares”). The date, if any, on which the parties may enter into the Energica SPA and consummate the transfer of the Transferred Energica Shares is referred to herein the “Energica SPA Closing Date”); provided, that, none of YA II PN or any of its affiliates shall be required to entered into the Energica SPA unless, in YA II PN’s sole discretion, all terms and conditions thereof are satisfactory to YA II. The Company agreed to, and to cause Energica to, deliver to YA II PN each of the following materials on or prior to May 22, 2023: (i) such documentation as required or otherwise requested by YA II PN to consummate the transactions contemplated under, or reasonably related to, the Energica SPA under Italian law and (ii) such documentation as required or otherwise requested by YA II PN for YA II PN to obtain a first-priority perfected security interest under Italian law in respect of the agreed percentage of the Company’s ownership in Energica (the date on which the Company has fulfilled its obligations under this clause (ii) being referred to as the “Energica Pledge Date”). If the Energica Pledge Date occurs, the Company will sell to YA II PN a new Secured Convertible Debenture (the “Fifth Debenture”) in a private placement pursuant to the SDPA for a purchase price of $3.0 million, pursuant to which Company will promise to pay to YA II PN $3.2 million principal amount. If the Energica SPA Closing Date occurs, the Purchase Price to be paid by YA II PN in connection with the Fourth Debenture and the Fifth Debenture shall be consideration for YA II PN’s (or one of its affiliates’) acquisition of the Transferred Energica Shares.

Fiducia Stock Purchase Agreement

On May 1, 2023, the Company, Timios and Timios Acquisition, LLC (the “Buyer”) (an affiliate of YA II PN) entered into and consummated a Stock Purchase Agreement, pursuant to which Seller sold to the Buyer 100% of the issued and outstanding shares of common stock of its subsidiary, Fiducia, for a purchase price of $3.0 million (the “Purchase Price”). At the closing, the Buyer delivered to the Seller Parties (i) the Purchase Price minus (1) the $250,000 outstanding under the Secured Debenture Purchase Agreement, dated as of October 25, 2022, by and between the Parent and YA II PN, minus (2) the $1,400,000 outstanding under the secured debenture, dated as of March 30, 2023, by and between the Company and YA II PN, minus (3) $750,000 outstanding under the secured debenture, dated as of April 17, 2023, by and between the Company and YA II PN, and minus (4) any applicable taxes.
SEPA

On May 10, 2023, pursuant to the previously disclosed Amended and Restated SEPA dated September 14, 2022 between the Company and YA II PN, the Company sent an advance notice to sell 21.0 million shares and received proceeds in the aggregate of 0.9 million. There are 0 shares remaining under the SEPA as of June 30, 2023.
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

a.Table of Contents
Discontinued Operations for Businesses Held for Sale

In the second quarter, the company began the process to divest certain operating companies from within the Ideanomics group. After considering the provisions of ASC 250 Discontinued Operations, the company has concluded that Timios, Energica, Wave Technologies, Solectrac and US Hybrid meet the requirements to be presented as assets held for sale as of June 30, 2023. This will be a strategic shift for the company and will result in the presentation of one or more of these companies as discontinued operations in the second quarter.
In addition, the company believes that as of June 30, 2023, the run-off operations associated with its China business are effectively complete and remaining activities associated with the wind-down are limited to statutory administrative wind-down responsibilities. Consequently, the China business will be presented as a discontinued operation in the second quarter.
In the year ended December 31, 2022, the aggregate revenues and loss from operations generated by the companies noted above totaled $100.8 million and $76.2 million, respectively. In the quarter ended March 31, 2023, the aggregate revenues and loss from operations generated by the companies noted above totaled $10.4 million and $16.6 million, respectively. The net book value of these companies as of March 31, 2023 totaled $92.0 million.

a.Table of Contents
Cautionary Note Regarding Forward Looking Statements
This Form 10-Q contains “forward-looking” statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “continue”, or other similar words. You should read statements that contain these words carefully because they discuss the Company’s future expectations, contain projections of the Company’s future results of operations or financial condition or state other “forward-looking” information. The Company believes that it is important to communicate its future expectations to its investors. However, these forward-looking statements are not guarantees of future performance and actual results may differ materially from the expectations that are expressed, implied or forecasted in any such forward-looking statements. There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for the Company’s products, and the product-development and marketing efforts of its competitors. Examples of these events are more fully described in the Company’s 2022 Form 10-K under Part I. Item 1A. Risk Factors.
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

a.Table of Contents
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
•Overview
•Critical Accounting Policies and Estimates
•Results of Operations
•Liquidity and Capital Resources
•Outlook
OVERVIEW

Ideanomics is an operating company incorporated in 2004 under the laws of the State of Nevada. Our evolution has been driven by technological innovation and numerous strategic acquisitions of businesses to act as our operating subsidiaries that expanded our product offerings and complemented our existing solutions.

Through March 31, 2023, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital. Ideanomics Mobility will drive EV adoption by offering unique business solutions to commercial customers wanting to adopt EV vehicles and supporting infrastructure. To do that, Ideanomics has assembled, is developing and integrating business components with distinctive competence in three key pillars: Vehicles, Charging and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as CaaS and VaaS which are proving to be extremely attractive to both large and small commercial vehicle operations.

Ideanomics Capital is the Company’s business focused on the financial services. Ideanomics Capital has begun providing a range of financing programs in support of the sale of EVs and associated charging and energy systems by Ideanomics Mobility. It is Ideanomics’s intention to focus Ideanomics Capital solely as the financial services arm of Ideanomics Mobility and to divest its other fintech assets accordingly, a process the company began in 2023, as detailed in note 18.
Significant Transactions in the Three Months Ended March 31, 2023
VIA Acquisition
As previously disclosed, on August 30, 2021, the Company, entered into an Agreement and Plan of Merger (as amended on May 20, 2022 and June 15, 2022, the “Original Agreement”) by and among the Company, VIA, Longboard Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as Stockholders’ Representative, pursuant to which Merger Sub was merged with and into VIA (the “Merger”), with VIA continuing as the surviving corporation in the Merger. The transaction received final approval on January 31, 2023.

Principal Factors Affecting the Company’s Financial Performance
The business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of its operations in 2023 and 2022:
•The Company’s ability to access the equity and debt markets to obtain the working capital and investment capital required to fund its EV operations. The Company’s EV businesses are in the development stage, are not profitable, and are not expected to be profitable and cash generative in the short to medium term. Consequently, the EV businesses are highly dependent on the Company’s ability to access the equity and debt capital markets to provide sufficient cash for these businesses to continue to develop their products, build large scale manufacturing capacity and invest in sales and marketing infrastructure. The availability of capital to fund growth in 2022 and 2023 has constrained the ability to capitalize on market demand for product at Solectrac and Energica, as market demand for these offerings continues to increase. The Company is pursuing additional avenues to provide its businesses with the

a.Table of Contents
capital they require, including direct strategic external investments into its businesses to fund those businesses’ development and growth.

•The rate of adoption of EV mobility. The Company will continue to face the externally imposed pace of adoption of EV, which in 2022 and 2023 was negatively impacted by supply chain constraints and rising interest rates in an inflationary economic cycle. This affected large fleet operators and public sector transportation operations. The availability and accessibility of public sector incentives may continue to affect the demand level for product offerings by WAVE and US Hybrid.

•The impact of rising interest rates on financial service volume. The company has experienced a significant decline in 2022 and 2023 in its fintech sector as rising interest rates have significant reduced the volume of mortgage processing. The company flexes a highly variable cost structure in response, but cannot fully compensate for the magnitude of decline in industry activity with new service offerings and new channels to access customers.
Information about Segment Presentation
The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company operates in one segment with two business units: Ideanomics Mobility and Ideanomics Capital. For the three months ended March 31, 2023, the Company completed one acquisition.

In conjunction with an agreement executed in October 2022, the company has committed to spin out its ownership of Timios and Justly within twelve months. As discussed in note 18, the company also amended the spin out rights in May 2023 and entered into an agreement to sell its entire interest in the Timios operations to YAII PN..Timios is a nationwide title and settlement solutions provider and as of and for the three months ended March 31, 2023 generated approximately $4.2 million in revenue and accounted for approximately $3.2 million of non-current assets. See Note 17 for further details related to the agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

For a description of our critical accounting policies and estimates, refer to Note 2 — “Summary of Significant
Accounting Policies,” in Ideanomics’ condensed consolidated financial statements included in the Company’s 2022 Form 10-K.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, New Accounting Pronouncements, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

a.Table of Contents

RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022	Amount Change
Revenue	$10,562	$25,391	$(14,829)
Cost of revenue	11,131	25,371	(14,240)
Gross (loss) profit	(569)	20	(589)

Operating expenses:
Selling, general and administrative expenses	46,245	37,095	9,150
Research and development expense	4,625	1,014	3,611
Asset impairments	44,113	81	44,032
Goodwill impairments	—	—	—
Depreciation and amortization	4,510	1,285	3,225
Other general expenses	(12,596)	(131)	(12,465)
Total operating expenses	86,897	39,344	47,553

Loss from operations	(87,466)	(39,324)	(48,142)

Interest and other income (expense):
Interest income	340	763	(423)
Interest expense	(1,349)	(579)	(770)
Gain on remeasurement of investment	—	10,965	(10,965)
Other income, net	2,382	43	2,339
Loss before income taxes and non-controlling interest	(86,093)	(28,132)	(57,961)
Income tax benefit	2,985	378	2,607
Impairment of and equity in loss of equity method investees	(2,784)	(1,338)	(1,446)

Net loss attributable to common shareholders	(85,892)	(29,092)	(56,800)

Net loss attributable to non-controlling interest	1,575	580	995

Net loss attributable to Ideanomics, Inc. common shareholders	$(84,317)	$(28,512)	$(55,805)

Basic and diluted loss per share	$(0.12)	$(0.06)

a.Table of Contents
Revenues (in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022	Amount Change
EV products	$2,723	$14,244	$(11,521)
EV services	57	83	(26)
Charging, batteries and powertrain products	260	254	6
Charging, batteries and powertrain services	30	452	(422)
Electric motorcycle products and services	2,773	379	2,394
Electric motorcycle sponsorship services	36	—	36
Title and escrow services	4,246	9,925	(5,679)
Other revenue	437	54	383
Total	$10,562	$25,391	$(14,829)
Three months ended March 31, 2023 as compared to the three months ended March 31, 2022

Revenue for the three months ended March 31, 2023 was $10.6 million as compared to $25.4 million for the three months ended March 31, 2022, a decrease of $14.8 million. The decrease was primarily due to a large decrease in revenue from title and escrow services and the sale of EV products in China. Revenue from title and escrow services decreased from $9.9 million in the three months ended March 31, 2022, to $4.2 million in the three months ended March 31, 2023, a decrease of $5.7 million. This decrease is the result of a continued significant decline in mortgage processing activity in 2023. The sales of EV products decreased from $14.2 million in the three months ended March 31, 2022, to $2.7 million in the three months ended March 31, 2023, representing a decrease of $11.5 million. This decrease is mainly due to the restructuring of China operation. In addition, revenues increased for electric motorcycle products and services quarter over quarter by $2.4 million due to a full quarter of Energica revenues for the three months ended March 31, 2023.
Cost of revenues (in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022	Amount Change
EV products	$2,054	$14,297	$(12,243)
EV services	63	56	7
Charging, batteries and powertrain products	564	1,006	(442)
Charging, batteries and powertrain services	(134)	420	(554)
Electric motorcycle products and services	3,773	435	3,338
Electric motorcycle sponsorship services	—	—	—
Title and escrow services	4,608	9,107	(4,499)
Other revenue	203	50	153
Total	$11,131	$25,371	$(14,240)

Three months ended March 31, 2023 as compared to the three months ended March 31, 2022

Cost of revenues was $11.1 million for the three months ended March 31, 2023, as compared to $25.4 million for the three months ended March 31, 2022, a decrease of $14.2 million. The decrease was mainly due to the cost of revenues from EV products which decreased from $14.3 million for the three months ended March 31, 2022 to $2.1 million for the three months ended March 31, 2023, a decrease of $12.2 million. This decrease is mainly due to the restructuring of China operation. The cost of revenues from title and escrow services which decreased from $9.1 million for the three months ended March 31, 2022 to $4.6 million for the three months ended March 31, 2023, a decrease of $4.5 million. This was partially offset by a $3.3 million increase in cost of revenues from electric motorcycle products and services which increased from $0.4 million for the three months ended March 31, 2022 to $3.8 million for the three months ended March 31, 2023.

Gross profit (in thousands)

a.Table of Contents

	Three Months Ended
	March 31, 2023	March 31, 2022	Amount Change
EV products	$669	$(53)	$722
EV services	(6)	27	(33)
Charging, batteries and powertrain products	(304)	(752)	448
Charging, batteries and powertrain services	164	32	132
Electric motorcycle products and services	(1,000)	(56)	(944)
Electric motorcycle sponsorship services	36	—	36
Title and escrow services	(362)	818	(1,180)
Other revenue	234	$4	230
Total	$(569)	$20	(589)
Gross profit ratio

	Three Months Ended
	March 31, 2023	March 31, 2022
EV products	24.6%	(0.4)%
EV services	(10.5)%	32.5%
Charging, batteries and powertrain products	(116.9)%	(296.1)%
Charging, batteries and powertrain services	546.7%	7.1%
Electric motorcycle products and services	(36.1)%	(14.8)%
Electric motorcycle sponsorship services	100.0%	—%
Title and escrow services	(8.5)%	8.2%
Other revenue	53.5%	7.4%
Total	(5.4)%	0.1%

Three months ended March 31, 2023 as compared to the three months ended March 31, 2022

The gross profit ratio for the three months ended March 31, 2023 was (5.4)%, while for the three months ended March 31, 2022, it was 0.1%. The decrease was mainly due to the decreased gross margin on title and escrow services at Timios as some of their costs of revenue such as rent and wages are fixed and did not fall in line with the fall in revenue. Additionally the gross margin on Electric motorcycle products and services has decreased dramatically and is in fact negative in the three months ended March 31, 2023. This is the result of Energica operating with negative gross margins on their sales.
Selling, general and administrative expenses

Three months ended March 31, 2023 as compared to the three months ended March 31, 2022

Selling, general and administrative expenses for the three months ended March 31, 2023 were $46.2 million as compared to $37.1 million for the three months ended March 31, 2022, an increase of $9.2 million. the increase is mainly driven by the increased consulting fee related to VIA acquisition, partially offset by the decreased salary, selling, marketing and other expense resulting from the cost saving effort.

Research and development expense

Three months ended March 31, 2023 as compared to the three months ended March 31, 2022

Research and development expense was $4.6 million in the three months ended March 31, 2023 as compared to $1.0 million for the three months ended March 31, 2022, an increase of $3.6 million is mainly due to research and development expense incurred in VIA.

Impairment losses

a.Table of Contents
Three months ended March 31, 2023 as compared to the three months ended March 31, 2022

In the three months ended March 31, 2023, the Company recorded impairment losses of $27.4 million related to the settlement of VIA notes receivable, $6.9 million related to the VIA SAFE, and $8.9 million related to Timios intangible assets. In the three months ended March 31, 2022, the Company recorded impairment losses of $0.1 million which represents the impairment of the interest accrued of available for sale securities during the first quarter of 2022.
Depreciation and amortization
Three months ended March 31, 2023 as compared to the three months ended March 31, 2022

Depreciation and amortization for the three months ended March 31, 2023 was $4.5 million as compared to $1.3 million for the three months ended March 31, 2022, an increase of $3.2 million. The increase was mainly due to the increased intangible assets amortization resulting from the VIA and Energica acquisitions.

Other general expense

Depreciation and amortization for the three months ended March 31, 2023 was $(12.6) million as compared to $(0.1) million for the three months ended March 31, 2022, an increase of $(12.5) million. the increase was mainly due to the income from VIA contingent consideration remeasurement .
Interest income
Three months ended March 31, 2023 as compared to the three months ended March 31, 2022
Interest income for the three months ended March 31, 2023 was $0.3 million as compared to $0.8 million for the three months ended March 31, 2022, an decrease of $0.4 million. The decrease was mainly due to less interest income incurred because of lower carrying value of the notes receivables in 2023. Interest is not accrued for notes receivable which are impaired.
Interest expense

Three months ended March 31, 2023 as compared to the three months ended March 31, 2022

Interest expense increased $0.8 million to $1.3 million for the three months ended March 31, 2023, from $0.6 million during the three months ended March 31, 2022. The increase is mainly due to $0.5 million debt discount amortization related to YA II PN convertible debenture and higher financing cost.
Gain on remeasurement of investment
Three months ended March 31, 2023 as compared to the three months ended March 31, 2022
The Company recorded a gain on remeasurement of investment of $11.0 million in the three months ended March 31, 2022. This was a result of the remeasuring of the Company's previous investment in Energica to its fair value of the date the Company obtained the majority of the Energica shares outstanding and consolidated Energica.
Other income, net
Three months ended March 31, 2023 as compared to the three months ended March 31, 2022Other income, net increased $2.3 million to $2.4 million for the three months ended March 31, 2023 from $43 thousand for the three months ended March 31, 2022, the increase is mainly due to the employee retention credit to be received by Timios.

a.Table of Contents
Income tax benefit.
Three months ended March 31, 2023 as compared to the three months ended March 31, 2022

During the three months ended March 31, 2023, the income tax benefit of $3.0 million consisted principally of $2.4 million from the reduction of the Company’s valuation allowance that resulted from the acquisition of VIA along a $0.4 million benefit from VIA.

During the three months ended March 31, 2022, the income tax benefit of $0.4 million, this consisted principally of $0.3 million state income tax benefits for US subsidiaries and $0.1 million of foreign income tax benefits.
Impairment of and equity in loss of equity method investees
Three months ended March 31, 2023 as compared to the three months ended March 31, 2022

Equity in loss of equity method investees increased $1.4 million to $2.8 million for the three months ended March 31, 2023, from $1.3 million for the three months ended March 31, 2022. The increase is mainly due to the impairment of one equity investment in the three months ended March 31 2023.
Net loss attributable to common shareholders
Three months ended March 31, 2023 as compared to the three months ended March 31, 2022
Net loss attributable to non-controlling interests was $1.6 million for the three months ended March 31, 2023 compared to a net loss of $0.6 million for the three months ended March 31, 2022. The increase is due to a full quarter of revenues from Energica for the three months ended March 31, 2023 compared to the revenues included post acquisition in March 2022 attributed to NCI.
Restructuring of PRC Operations

On September 12, 2022, the Board authorized management to pursue a plan to restructure the current electric vehicle resale activities in China. While the current operational activities will decline in scale during 2023, the company will continue to source materials from Chinese suppliers through its procurement team in China and evaluate opportunities for the sale of current Ideanomics' subsidiaries technologies in China. We believe that this change in the scope of activities in China will result in a significant reduction in the number of operating entities, a simplification of the legal entity structure and a pivot to margin expansion opportunities.

For the three months ending March 31, 2023 and 2022, the company generated $0.7 million and $13.24 million in revenues in the PRC, primarily from the sale of electric vehicle products, respectively. The carrying value of long lived assets in the PRC for the period ended March 31, 2023 and December 31, 2022, was $0.027 million and $0.1 million, respectively. Cash held in the PRC was approximately $15.03 million and $15.48 million for the period ended March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company recorded charges of $1.0 million and $1.2 million in connection with its restructuring actions and selling, general and administrative expenses, respectively. The restructuring charges consist of employee termination costs of $1.0 million and $1.1 million, respectively. Employee termination benefits were recorded based on statutory requirements, completed negotiations and Company policy.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2023, the Company had cash of $18.9 million. Approximately $16.2 million was held in accounts outside of the United States, primarily in U.S. and the PRC.
Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.
Timios holds various regulatory licenses related to its business as a title insurance agency and is required to hold a minimum cash balance of $2.0 million. As a broker-dealer, JUSTLY has minimum capital requirements. JUSTLY had cash of $0.3

a.Table of Contents
million as of March 31, 2023, which was necessary for JUSTLY to meet its minimum capital requirements. The agreement of the Company’s partner in this entity is required prior to disbursement of this entity’s funds for certain defined expenditures.
The following table provides a summary of net cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(21,251)	$(41,920)
Net cash used in investing activities	(2,201)	(57,157)
Net cash provided by (used) financing activities	20,262	(230)
Effect of exchange rate changes on cash	141	201
Net increase in cash and cash equivalents	(3,049)	(99,106)
Cash and cash equivalents at beginning of period	21,929	269,863
Cash and cash equivalents at end of period	$18,880	$170,757
Operating Activities

Cash used in operating activities was $21.3 million for the three months ended March 31, 2023 as compared to cash used in operating activities of $41.9 million in three months ended March 31, 2022. This was primarily due to: (1) an increase in net loss to $85.9 million in the current period as compared to a net loss of $29.1 million in the same period of 2022, and (2) total non-cash adjustments increase (decrease) to net loss was $43.5 million and $(5.3) million for the three months ended March 31, 2023 and 2022, respectively; (3) total changes in operating assets and liabilities resulted in $21.2 million and $(7.5) million in cash used in operating activities for the three months ended March 31, 2023 and 2022, respectively.
Investing Activities

Cash used in investing activities was $2.2 million for the three months ended March 31, 2023, which was primarily due to expenditures incurred for the acquisition of debt securities. Cash used in investing activities was $57.2 million for the three months ended March 31, 2022, which was primarily due to expenditures incurred for the acquisition of Energica.
Financing Activities

In the three months ended March 31, 2023, the Company received $20.3 million from financing activities versus repaid $0.2 million in the three months ended March 31, 2022. The company received $1.4 million by issuing convertible notes in the three months ended March 31, 2023, as compared to $0.0 million generated in the three months ended March 31, 2022. The Company received $3.1 million from exercises of warrants and stock options and issuance of common stock during the three months ended March 31, 2023, as compared to $0.0 million in the three months ended March 31, 2022. In the period ended March 31, 2023, the Company made a repayment of $2.0 million to settle a related party loan and $2.7 million to revolving line of credit. In the period ended March 31, 2023, the Company received $9.9 million from issuance of preferred stock, $2.0 million from borrowing from related party, $7.5 million from borrowing from third party, and $1.7 million from revolving line of credit.
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

a.Table of Contents
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

Ideanomics Mobility

The Ideanomics Mobility business unit seeks to accelerate the commercial adoption of electric vehicles. The Company’s EV and technology acquisitions during 2023, 2022 and 2021 completed the foundation for the development of four product-focused verticals comprised of off-highway, two-wheeler, on-highway, and energy and charging services. This integrated offering helps support business progress toward its mission of offering fleet operators a range of vehicles and associated charging systems through a single procurement partner.

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

Macroeconomic conditions, global supply chain slowdowns and shipping constraints continue to present challenges at each of the operating companies within the Ideanomics Mobility business unit.

a.Table of Contents
Additionally, Ideanomics Management believes that the aggregate intrinsic value of its subsidiaries exceeds the current public market capitalization. This valuation discrepancy, as observed by the Company, is based on internal and external assessments of the underlying businesses and their potential for growth and profitability. In line with this perspective and in the best interest of enhancing shareholder value, the Company is actively considering inbound inquiries and working with outside advisors for the potential divestment of some of these subsidiary entities

Ideanomics Capital

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $18.9 million as of March 31, 2023. Our cash and cash equivalents were invested primarily in money market and like funds and are not invested for trading or speculative purposes. However, due to the short term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our business. In addition, The Company had $1.7 million of fixed rate 4.0% convertible debt outstanding as of March 31, 2023. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of issuance of new debt, such debt could be subject to changes in interest rates.

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

While our exposure to foreign exchange risk is not currently material to us, we expect to grow our international revenues in the future, and any future potential exposure to foreign exchange fluctuations may present a material risk to our business. We recorded foreign currency exchange losses of $0.2 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information

a.Table of Contents
required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2023 that our disclosure controls and procedures were not effective in ensuring that material that we are required to disclose in such reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

a.Table of Contents
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of the Company’s legal proceedings, see Note 16, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. For a description of applicable risk factors, please refer to Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating in the U.S. and globally.
Item 2. Unregistered Sales of Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report, other than those that were previously reported in the Company’s Current Reports on Form 8-K.
Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the period covered by this report.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

a.Table of Contents
Item 6. Exhibits

Exhibit No.	Description
2.1	Amendment No. 13 to Secured Convertible Promissory Note[incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 4, 2023]
2.2	Amendment No. 14 to Secured Convertible Promissory Note [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 20, 2023]
2.3	Amended and Restated Agreement and Plan of Merger [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 1, 2023]
2.4
Promissory Note between Ideanomics, Inc. and Tillou Management and Consulting LLC, dated March 19, 2023 [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 23, 2023]

2.5
Pledge Agreement between Ideanomics, Inc. and Tillou Management and Consulting LLC, dated March 19, 2023 [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 23, 2023]

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
10.1
Amendment No. 3 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of July 12, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 18, 2022]

10.2
Amendment No. 2 to Secured Convertible Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of July 19, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 25, 2022]

10.3
Amendment No. 3 to Secured Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of August 15, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 19, 2022]

10.4
Amendment No. 4 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of August 15, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 19, 2022]

10.5
Amendment Agreement by and between the Company and YA II PN, LTD. dated as of August 29, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2022]

10.6
Amendment and Restated Convertible Debenture dated as of August 29, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2022]

10.7
Escrow Agreement by and among the Company, YA II PN, LTD., and Transfer Online, Inc. dated as of August 30, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2022]

a.Table of Contents

10.80
Standby Equity Purchase Agreement, dated as of September 1, 2022, by and between Ideanomics, Inc. and YA II PN, Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 2, 2022]

10.9
Amendment No. 5 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 7, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 13, 2022]

10.1
Amended and Restated Standby Equity Purchase Agreement, dated as of September 14, 2022, by and between Ideanomics, Inc. and YA II PN, Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 16, 2022]

10.11†
Separation Agreement, dated September 16, 2022, by and between the Company and Mr. Conor J. McCarthy. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 20, 2022]

10.12†
Employment Agreement, dated September 16, 2022, by and between the Company and Mr. Stephen Johnston. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 20, 2022]

10.13
Amendment No. 6 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 12, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 22, 2022]

10.14
Amendment No. 7 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 16, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 22, 2022]

10.15
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

a.Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEANOMICS, INC.

Date: August 4, 2023	By:	/s/ Scott Morrison

Scott Morrison
Chief Financial Officer
(Principal Financial and Accounting Officer)