Form 10-Q
period 2023-06-30
IDEANOMICS, INC.
filed 2023-08-25
CIK 837852

a.Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,993,068 shares as of August 23, 2023.

a.Table of Contents
QUARTERLY REPORT ON FORM 10-Q
OF IDEANOMICS, INC.
FOR THE PERIOD ENDED June 30, 2023

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
IDEANOMICS, INC.

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

a.Table of Contents

(in thousands, except share and per share data)	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,895	$3,759
Accounts receivable, net	6,556	5,783
Contract assets	373	3,579
Amount due from related parties	108	386
Notes receivable from third parties, net	42	31,653
Inventory, net	22,925	27,600
Prepaid expenses	9,535	10,382
Other current assets	3,237	5,592
Current assets of discontinued operations	15,089	25,304
Total current assets	60,760	114,038
Property and equipment, net	11,029	8,650
Intangible assets, net	150,652	43,624
Goodwill	51,237	37,775
Operating lease right of use assets	14,702	14,385
Long-term investments	—	7,500
Other non-current assets	3,147	2,825
Non-current assets of discontinued operations	1,110	14,004
Total assets	$292,637	$242,801

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, AND EQUITY
Current liabilities
Accounts payable	$57,737	$28,022
Accrued salaries	9,663	7,328
Accrued expenses	3,381	2,842
Deferred revenue	2,759	2,110
Amount due to related parties	2,279	2,152
Current portion of operating lease liabilities	3,383	3,189
Promissory note due to related party	2,123	2,021
Promissory note due to third parties	7,003	5,814
Convertible note due to third party	6,212	3,928
Current contingent consideration	827	867
Other current liabilities	13,266	9,824
Current liabilities of discontinued operations	10,886	8,764
Total current liabilities	119,519	76,861
Promissory note due to third parties	1,819	1,957
Operating lease liabilities - long term	14,093	11,347
Non-current contingent liabilities	60,721	—
Deferred tax liabilities	3,677	2,511
Other long-term liabilities	1,457	1,634
Non-current liabilities of discontinued operations	828	1,928
Total liabilities	202,114	96,238
Commitments and contingencies (Note 15)
Convertible redeemable preferred stock
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of June 30, 2023 and December 31, 2022	1,262	1,262
Series B - 50,000,000.00 shares authorized, 20,000,000 and 10,000,000 shares issued and 6,000,000 and 10,000,000 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	5,310	8,850
Series C - 2,000,000 shares authorized, 1,159,276 and 0 shares issued and 1,159,276 and 0 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	4,825	—
Equity
Common stock - $0.001 par value; 12,000,000 shares authorized, 11,264,709 and 4,786,290 shares issued and 10,976,787 and 4,786,289.768 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	1,408	597
Additional paid-in capital	1,068,697	1,004,082
Accumulated deficit	(986,596)	(866,450)
Accumulated other comprehensive loss	(5,185)	(6,104)
Total Ideanomics, Inc. stockholders' equity	78,324	132,125
Non-controlling interest	802	4,326
Total equity	79,126	136,451
Total liabilities, convertible redeemable preferred stock, and equity	$292,637	$242,801

a.Table of Contents
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from sales of products (including from a related party of $0, $0 and $4, $0, for the three and six months ended months ended June 30, 2023 and 2022, respectively)	$7,828	$8,888	$12,964	$10,529
Revenue from sales of services	349	418	429	953
Other revenue	6	79	444	133
Total revenue	8,183	9,385	13,837	11,615
Cost of revenue from sales of products (including from a related party of $0, $0 and $37, $0 for the three and six months ended months ended June 30, 2023 and 2022, respectively)	6,298	9,438	11,979	12,005
Cost of revenue from sales of services	577	356	465	832
Cost of other revenue	619	81	823	131
Total cost of revenue	7,494	9,875	13,267	12,968
Gross (loss) profit	689	(490)	570	(1,353)

Operating expenses:
Selling, general and administrative expenses	23,626	33,783	65,736	64,817
Research and development expense	3,408	680	8,033	1,694
Asset impairments	3,197	320	37,984	402
Depreciation and amortization	5,651	1,773	9,889	2,548
Other general expenses	—	—	(12,596)	(131)
Total operating expenses	35,882	36,556	109,046	69,330

Loss from operations	(35,193)	(37,046)	(108,476)	(70,683)

Interest and other income (expense):
Interest income	151	827	479	1,583
Interest expense	(942)	(488)	(2,265)	(1,067)
Gain on remeasurement of investment	—	—	—	10,965
Loss on disposal of investment	—	(41)	—	(188)
Other income, net	1,184	431	2,067	585
Loss before income taxes	(34,800)	(36,317)	(108,195)	(58,805)

Income tax benefit	467	124	3,382	339
Impairment of and equity in loss of equity method investees	—	(589)	—	(1,928)

Net loss from continuing operations	(34,333)	(36,782)	(104,813)	(60,394)
Net loss from discontinued operations, net of tax	(2,756)	(2,491)	(18,168)	(7,970)
Net loss	(37,089)	(39,273)	(122,981)	(68,364)

Net loss attributable to non-controlling interest	1,592	1,506	3,167	2,086

Net loss attributable to Ideanomics, Inc. common shareholders	$(35,497)	$(37,767)	$(119,814)	$(66,278)

Basic and diluted loss per share from continuing operations	$(3.19)	$(8.86)	$(12.59)	$(14.65)
Basic and diluted loss per share from discontinued operations	$(0.27)	$(0.63)	$(2.25)	$(2.00)
Basic and diluted loss per share	$(3.46)	$(9.49)	$(14.84)	$(16.65)
Weighted average shares outstanding:
Basic and diluted	10,271,290	3,982,340	8,071,870	3,980,619
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(37,089)	$(39,273)	$(122,981)	$(68,364)
Other comprehensive income, net of nil tax:
Foreign currency translation adjustments	(536)	(9,012)	825	(7,803)
Comprehensive loss	(37,625)	(48,285)	(122,156)	(76,167)
Comprehensive loss attributable to non-controlling interest	1,991	3,385	3,261	3,681
Comprehensive loss attributable to Ideanomics, Inc. common shareholders	$(35,634)	$(44,900)	$(118,895)	$(72,486)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

(in thousands, except per share data)

	Six months ended June 30, 2022
	Common Stock	Par Value	Additional Paid-in Capital	Retained Earnings/ Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest	Total Equity
Balance, January 1, 2022	3,978,180	$497	$968,066	$(605,758)	$222	$363,027	$2,341	$365,368
Share-based compensation	—	—	2,355	—	—	2,355	—	2,355
Common stock issuance for professional fee	2,800	1	434	—	—	435	—	435
Tax withholding paid for net share settlement of equity awards	—	—	(83)	—	—	(83)	—	(83)
Common stock issued under employee stock incentive plan	1,000	—	66	—	—	66	—	66
Deconsolidation of subsidiary	—	—	—	—	—	—	(236)	(236)
Acquisition of Energica	—	—	—	—	—	—	24,778	24,778
Net loss	—	—	—	(28,512)	—	(28,512)	(580)	(29,092)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	925	925	284	1,209
Balance, March, 31, 2022	3,981,980	498	970,838	(634,270)	1,147	338,213	26,587	364,800
Share-based compensation	—	—	2,863	—	—	2,863	—	2,863
Acquisition of Celer	—	—	—	—	—	—	49	49
Net loss	—	—	—	(37,767)	—	(37,767)	(1,506)	(39,273)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(6,838)	(6,838)	(2,174)	(9,012)
Balance, June, 30, 2022	3,981,980	$498	$973,701	$(672,037)	$(5,691)	$296,471	$22,956	$319,427
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents

IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

(in thousands, except per share data)

	Six months ended June 30, 2023
	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest	Total Equity
Balance, January 1, 2023	4,781,930	$597	$1,004,082	$(866,450)	$(6,104)	$132,125	$4,326	$136,451
Cumulative effect of changes in accounting principle	—	—	—	(332)	—	(332)	—	(332)
Share-based compensation	—	—	2,470	—	—	2,470	—	2,470
Dividend accrued for Preferred Stock Series B	—	—	(214)	—	—	(214)	—	(214)
Preferred stock series B warrants	—	—	(17,402)	—	—	(17,402)	—	(17,402)
Common stock issuance for acquisition	1,011,372	126	26,182	—	—	26,308	—	26,308
Common stock issuance for professional fee	234,239	29	3,348	—	—	3,377	—	3,377
Tax withholding paid for net share settlement of equity awards	21,359	3	(357)	—	—	(354)	—	(354)
Common stock issuance for preferred stock Series B conversion	392,157	49	8,801	—	—	8,850	—	8,850
Share issuance pertinent to SEPA	885,733	111	15,046	—	—	15,157	—	15,157
RSUs issued to employees	4,800	1	(1)	—	—	—	—	—
Net loss	—	—	—	(84,317)	—	(84,317)	(1,575)	(85,892)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	1,056	1,056	305	1,361
Balance, March 31, 2023	7,331,590	$916	$1,041,955	$(951,099)	$(5,048)	$86,724	$3,056	$89,780
Share-based compensation	—	—	1,816	—	—	1,816	—	1,816
Dividend accrued for preferred stock	—	—	(130)	—	—	(130)	—	(130)
Common stock issuance for series B preferred stock conversion	280,422	35	3,505	—	—	3,540	—	3,540
Common stock issuance for warrants exercise	3,191,555	399	17,117	—	—	17,516	—	17,516
Warrants expiration	—	—	1,037	—	—	1,037	—	1,037
Common stock issuance for professional fee	173,542	22	1,036	—	—	1,058	—	1,058
Share issuance pertain to SEPA	167,600	21	876	—	—	897	—	897
RSU issued to employees	120,000	15	1,485	—	—	1,500	—	1,500
Non-controlling shareholders withdraw	—	—	—	—	—	—	(263)	(263)
Net loss	—	—	—	(35,497)	—	(35,497)	(1,592)	(37,089)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(137)	(137)	(399)	(536)
Balance, June 30, 2023	11,264,709	$1,408	$1,068,697	$(986,596)	$(5,185)	$78,324	$802	$79,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(122,981)	$(68,364)
Net loss from discontinued operations	(18,168)	(7,970)
Net loss from continuing operations	(104,813)	(60,394)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	5,786	5,218
Depreciation and amortization	10,480	2,548
Noncash lease expense	1,542	1,853
Non-cash interest income	(15)	(1,394)
Allowance for doubtful accounts	—	559
Income tax benefit	(3,382)	(338)
Issuance of common stock for professional fees	4,356	951
Other (income) expense	150	(99)
Change in fair value of contingent consideration	(12,946)	(131)
Impairment losses	37,984	402
Foreign currency exchange losses	223	—
Impairment of and equity in losses of equity method investees	—	1,928
Loss on disposal of subsidiary	—	180
Gain on remeasurement of investment	—	(10,965)

Change in assets and liabilities (net of amounts acquired):
Accounts receivable	(1,048)	(1,812)
Inventory	4,724	(8,343)
Prepaid expenses and other assets	8,327	(6,517)
Accounts payable	15,814	6,727
Deferred revenue	548	383
Amount due to related parties	404	(6)
Accrued expenses, salary and other current liabilities	607	(7,374)
Net cash used in operating activities from continuing operations	(31,259)	(76,624)
Net cash used in operating activities from discontinued operations	(7,564)	(5,745)
Net cash provided by (used in) operating activities	(38,823)	(82,369)

Cash flows from investing activities:
Acquisition of property and equipment	(136)	(3,362)
Acquisition of intangible asset	—	(469)
Disposal of subsidiaries, net of cash disposed	—	(417)
Acquisition of subsidiaries, net of cash acquired	831	(54,889)
Proceeds from selling available for sales securities	—	337
Investment in debt securities	(2,900)	(12,800)
Investments in long-term investment	—	(127)
Notes receivable from related party	—	(1,000)
Net cash used in investing activities from continuing operations	(2,205)	(72,727)
Net cash used in investing activities from discontinued operations	(55)	(3,590)
Net cash used in investing activities	(2,260)	(76,317)

Cash flows from financing activities
Proceeds from issuance of shares, stock options and warrants	4,026	—
Proceeds from issuance of convertible notes	5,650	—
Proceeds from issuance of preferred stock	9,850	—

a.Table of Contents

Borrowings from related parties	2,000	—
Borrowings from third parties	8,700	279
Proceeds from revolving line of credit	3,550	—
Repayments to third parties	(986)	—
Principal payments on revolving line of credit	(3,995)	—
Repayment of convertible notes	—	(24,664)
Proceeds from noncontrolling interest shareholder	—	49
Tax withholding paid for net share settlement of equity awards	—	(84)
Payment of finance lease obligations	(106)	—
Repayments to related parties	(2,000)	—
Net cash provided by (used in) financing activities from continuing operations	26,689	(24,420)
Net cash provided by financing activities from discontinued operations	4,295	—
Net cash provided by (used in) financing activities	30,984	(24,420)
Effect of exchange rate changes on cash	(59)	(1,249)
Net (decrease) in cash and cash equivalents	(10,158)	(184,355)

Cash, beginning of period - continuing operations	3,759	234,181
Cash, beginning of period - discontinued operations	18,170	35,682
Total cash, beginning of period	21,929	269,863

Cash, end of period - continuing operations	2,895	68,833
Cash, end of period - discontinued operations	8,876	16,675
Total cash, end of period	11,771	85,508

Supplemental disclosure of cash flow information:
Cash paid for income tax	$41	$159
Cash paid for interest	$348	$1,188

Issuance of shares for acquisition	$26,308	$—
Issuance of shares for repayment of convertible note and accrued interest	$16,054	$—
Purchases of property and equipment with unpaid costs accrued in accounts payable	$867	$—
Purchases of intangibles with unpaid costs accrued in accounts payable	$49	$—
Issuance of shares for preferred stock conversion	$12,390	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$644	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents
IDEANOMICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements of the Company, including the consolidated balance sheet as of June 30, 2023, the consolidated statements of operations, the consolidated statements of comprehensive loss, the consolidated statements of equity, and the consolidated statements of cash flows for the three months ended June 30, 2023 and 2022, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 30 2023.
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

Discontinued Operations

During the second quarter of 2023, our business components Timios and China met the criteria for classification as discontinued operations and are no longer presented as continuing operations. Assets and liabilities associated with these components are presented in our consolidated balance sheets as Discontinued Operations. The results of operations related to these components are included in the consolidated statements of operations as "Loss from discontinued operations, net of tax." The cash flows of these components are also presented separately in our consolidated statements of cash flows. All corresponding prior year periods presented in our financial statements and related information in the accompanying notes have been reclassified to reflect the Discontinued Operations presentation.

On July 25, 2022, we completed the sale of the Timios Operations for cash proceeds of $450,000 (net of $150,000 in transactions costs paid for by the buyer) and the extinguishment of outstanding payables to YA PN II of $2.4 million. There was no material gain or loss on the sale of the Timios operations. As of June 30, 2023, the China business component completed all commercial vehicle resale activities and does not expect to generate material revenues prior to the wind up of the legal entities in China.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

a.Table of Contents

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total revenue	$5,456	$24,817	$10,366	$47,978
Cost of revenue	4,377	22,839	9,736	45,116
Gross profit	1,079	1,978	630	2,862
Selling and administrative expenses	3,900	4,967	8,035	11,028
Depreciation and amortization	2	509	274	1,019
Asset impairments	116	251	9,442	251
Other operating costs	10	42	10	42
Operating loss	(2,949)	(3,791)	(17,131)	(9,478)
Non-operating income (expense)	141	1,277	(1,158)	1,322
Income tax benefit	52	23	121	186
Loss from discontinued operations, net of tax	$(2,756)	$(2,491)	$(18,168)	$(7,970)

The following table summarizes the assets and liabilities of the Discontinued Operations included in the consolidated balance sheets for the periods indicated:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$8,876	$18,169
Accounts Receivables, net	152	72
Inventory, net	—	647
Prepaid expenses and other current assets	6,061	6,416
Current assets of discontinued operations	15,089	25,304
Property and equipment, net	—	423
Intangible assets, net	6	9,144
Operating lease right of use assets	1,046	1,594
Other noncurrent assets	58	2,843
Noncurrent assets of discontinued operations	$1,110	$14,004

Accounts payable and accrued expenses	$5,099	$5,523
Current portion of operating lease liabilities	491	893
Other current liabilities	5,296	2,348
Current liabilities of discontinued operations	10,886	8,764
Operating lease liabilities – long term	828	926
Deferred tax liabilities	—	489
Other noncurrent liabilities	—	513
Noncurrent liabilities of discontinued operations	$828	$1,928

a.Table of Contents
Assets Held for Sale

During the second quarter of 2023, our business components Energica, Solectrac, Wave Technologies and US Hybrid (the “held for sale businesses”) met the criteria for classification as assets held for sale and discontinued operations. However, as the held for sale businesses comprise the substantial majority of assets, liabilities, revenues and operating costs of the company’s continuing operations and the period of time over which the disposal events are expected to occur, we have continued to present these operations as continuing operations. We believe this provides more relevant information in the primary financial statements. While these assets are classified as held for sale as we assess active third-party interest, we do not anticipate the sale of all of these businesses. For those that we do decide to sell, it is expected that the majority of the balances attributable to the held for sale businesses will not be divested until 2024.

The following table summarizes the operating results of the held for sale businesses for the periods indicated:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total revenue	$8,138	$9,345	$13,664	$11,559
Cost of revenue	7,469	9,845	13,212	12,926
Gross profit	669	(500)	452	(1,367)
Selling and administrative expenses	9,500	12,160	19,060	19,075
Depreciation and amortization	1,363	1,483	2,712	1,979
Asset impairments	148	321	148	333
Other operating costs	815	679	1,558	1,500
Operating loss	$(11,157)	$(15,143)	$(23,026)	$(24,254)

The following table summarizes the assets and liabilities of the held for sale businesses included in the consolidated balance sheets for the periods indicated:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,994	$2,156
Accounts Receivables, net	6,540	5,753
Inventory, net	22,352	27,031
Prepaid expenses and other current assets	9,582	14,492
Current assets of businesses held for sale	40,468	49,432
Property and equipment, net	7,594	7,194
Intangible assets, net	41,990	43,599
Goodwill	38,217	37,775
Operating lease right of use assets	9,498	10,169
Other noncurrent assets	2,672	2,664
Noncurrent assets of businesses held for sale	$99,971	$101,401

Accounts payable and accrued expenses	$21,162	$21,748
Current portion of operating lease liabilities	2,092	2,134
Other current liabilities	18,931	17,784
Current liabilities of businesses held for sale	42,185	41,666
Operating lease liabilities – long term	7,689	8,162
Deferred tax liabilities	2,512	2,648
Other noncurrent liabilities	3,227	3,543
Noncurrent liabilities of businesses held for sale	$13,428	$14,353

a.Table of Contents

Balance Sheet View if Excluding the Held for Sale Businesses Noted Above

While the sale of the businesses noted above is contingent on the ability to reach a mutually acceptable price with an unrelated arms-length buyer, in the event these business components are divested in the next twelve months, the company will experience a material change in the assets its owns and operates. The following table presents a balance sheet as of June 30, 2023 as if the sale of Energica, Wave Technologies, Solectrac and US Hybrid were complete and such businesses were presented as discontinued operations. In this event, the balance sheet below would reflect the assets and liabilities of the parent company Ideanomics, Inc. and VIA Motors as the sole remaining continuing operations in that hypothetical situation. However, the balance sheet below presents historical financial information and does not include cash or other assets we would receive from the sale of the businesses held for sale, nor does it show any liabilities that may be reduced or discharged with cash received. Additionally, as described above, we may decide not to sell one or more of the businesses held for sale.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$901	$1,603
Accounts Receivables, net	15	30
Inventory, net	573	569
Prepaid expenses and other current assets	3,712	37,099
Current assets of discontinued operation and businesses held for sale	55,559	74,737
Total current assets	60,760	114,038
Property and equipment, net	3,434	1,455
Intangible assets, net	108,662	25
Goodwill	13,020	—
Operating lease right of use assets	5,204	4,217
Other noncurrent assets	477	7,660
Noncurrent assets of discontinued operation and businesses held for sale	101,080	115,406
Total assets	$292,637	$242,801

Accounts payable and accrued expenses	$49,619	$16,445
Current portion of operating lease liabilities	1,291	1,055
Other current liabilities	15,538	8,931
Current liabilities of discontinued operation and businesses held for sale	53,071	50,430
Total current liabilities	119,519	76,861
Operating lease liabilities – long term	6,404	3,185
Deferred tax liabilities	1,164	(137)
Non current contingent Liabilities	60,721	—
Other noncurrent liabilities	50	53
Noncurrent liabilities of discontinued operation and businesses held for sale	14,256	16,276
Total liabilities	202,114	96,238

Series A	1,262	1,262
Series B	5,310	8,850
Series C	4,825	—
Equity:
Common stock	1,408	597
Additional paid-in capital	1,068,697	1,004,082
Accumulated deficit	(986,596)	(866,450)
Accumulated other comprehensive loss	(5,185)	(6,104)
Total Ideanomics, Inc. shareholder’s equity	78,324	132,125
Non-controlling interest	802	4,326
Total equity	79,126	136,451
Total liabilities, convertible redeemable preferred stock and equity	$292,637	$242,801

a.Table of Contents
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
The composition of inventory is as follows (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$7,887	$12,782
Work in progress	11,626	10,868
Finished goods	14,142	9,518
Inventory Reserve	(10,730)	(5,568)
Total	$22,925	$27,600

As of June 30, 2023 and December 31, 2022, the carrying amount of inventories serving as collateral for short-term borrowing agreements is $4.4 million and $6.1 million respectively.

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

a.Table of Contents
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company expenses as incurred any commissions or other fees which, if capitalizable, would have an amortization period of less than one year.
Product Warranties
Certain of the Company’s products are sold subject to standard product warranty terms, which generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. The Company estimates the liability for warranty claims based on standard warranties, the historical frequency of claims and the cost to replace or repair products under warranty. Factors that influence the warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim. The warranty liability as of June 30, 2023 and December 31, 2022 is $1.0 million and $0.6 million, respectively, and is included in “Other long-term liabilities” within the consolidated balance sheets.
VIE Structures and Arrangements

VIA was identified as a VIE in consideration of the aggregate funding provided since August 2021 through the acquisition date of January 31, 2023. Prior to entering into the Merger Agreement, on June 7, 2021, the Company and VIA entered into a SAFE for an amount of $7.5 million which is recorded in Long-term investments as a cost method investment for the period ended December 31, 2022. Prior to January 31, 2023, VIA is not consolidated as the Company did not participate in the design of VIA, does not have significant influence over VIA to make management decisions, did not have any representation on the VIA’s board and did not provide more than half of the total equity. Subsequent to the acquisition of VIA on January 31, 2023, the results of operations and financial position of this VIE are included in the consolidated financial statements for period ended June 30, 2023.Refer to Note 5.

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

As of June 30, 2023, the Company had cash and cash equivalents of approximately $11.8 million, with $2.9 million reported in continuing operations and $8.9 million in discontinued operations. Cash held in China is $5.6 million and is subject to local foreign exchange regulations in that country. In addition, cash balances in discontinued operations included $3.3 million held by Timios, which balances were derecognised upon sale in July 2023 and cash balances were assumed by the buyer in this transaction. The company has initiated a formal process to repatriate cash funds located in China and in Q2 successfully repatriated $7.0 million. This process is not subject to local foreign exchange regulations rather is subject to the other administrative regulatory applications and approvals. The Company also had accounts payable and accrued expenses of $70.8 million, other current liabilities of $13.3 million, operating lease payments due within the next twelve months of $3.4 million, and payments of short-term and long-term debt due within the next twelve months of $15.3 million. The Company had a net loss of $119.8 million for the quarter ended June 30, 2023, and an accumulated deficit of $986.6 million.

The Company believes that its current level of cash and cash equivalents are not sufficient to fund continuing operations, including VIA, which acquisition was closed by the company on January 31, 2023. The Company will need to bring in new

a.Table of Contents
capital to support its growth and, as evidenced from its successful capital raising activities in 2022 and 2021, believes it has the ability to continue to do so. However, there can be no assurance that this will occur.

The Company has no remaining available and committed equity funding vehicles. As our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and June 30, 2023 were not filed timely, we will not be Form S-3 eligible until August 25, 2024, which could make fund raising more difficult or more expensive. Management continues to seek to raise additional funds through the issuance of equity, mezzanine or debt securities. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our business and industry. These factors individually and collectively raise doubt about the Company’s ability to continue as a going concern. In addition, our independent auditors have included in their report on our financial statements for the year ended December 31, 2022, a paragraph related to the existence of substantial doubt about our ability to continue as a going concern.

The Company has continued to incur net losses and negative cash flows from operating and investing activities in the three and six months ended June 30, 2023, consistent with its business plan for ongoing activities. As of the date of the filing of this Form 10-Q, securing additional financing is in progress as management’s actions to preserve an adequate level of liquidity for a period extending twelve months from the date of the filing of this Form 10-Q continue to be insufficient on their own without additional financing to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern. We currently do not have adequate cash to meet our short or long-term needs. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

The Company’s ability to raise capital is critical. The company has raised approximately $31.1 million, since the beginning of the first quarter 2023, including the sale of preferred shares, issuance of a convertible note, and the sale of shares under the SEPA. The company's primary actions to raise capital are currently focused on divestiture of a number of business components (please refer to Note 1, "Discontinued Operations" for further details). These divestitures, if successful, may take up to twelve months to close and fund.
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
Adoption of the ASUs is on a modified retrospective basis. We adopted the ASUs on January 1, 2023. The Company recorded $0.3 million impact to the retained earning. This ASU applies to all financial assets including loans, trade receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash.
In October 2021, the FASB issued ASU No. 2021-08, which will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue)

a.Table of Contents
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

Note 3.    Revenue
The following table summarizes the Company’s revenues disaggregated by geography and major revenue source (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Geographic Markets
North America	$6,490	$5,202	$9,889	$7,036
Asia	10	33	32	50
Europe	1,683	4,150	3,916	4,529
Total	$8,183	$9,385	$13,837	$11,615

Product or Service
EV products	$2,534	$3,857	$4,638	$4,947
EV services	348	5	361	6
Electric motorcycle products and services	2,112	4,150	4,885	4,529
Electric motorcycle sponsorship services	—	—	36	—
Charging, batteries and powertrain products	3,183	956	3,443	1,210
Charging, batteries and powertrain services	—	338	30	790
Other revenue	6	79	444	133
Total	$8,183	$9,385	$13,837	$11,615

In the three months ended June 30, 2023 and 2022, the Company recognized revenue of $0.1 million and $0.8 million recorded in deferred revenue as of the beginning of the periods, respectively. In the six months ended June 30, 2023 and 2022, the Company recognized revenue of $0.1 million and $0.8 million recorded in deferred revenue as of the beginning of the periods, respectively.

In the three months ended June 30, 2023 and 2022, the Company recorded grant revenue of $0.0 million and $0.1 million, respectively. In the six months ended June 30, 2023 and 2022, the Company recorded grant revenue of $0.4 million and $0.1 million, respectively, in "Other revenue" in the consolidated statements of operations.

Note 4. Notes Receivable from Third Parties

The following table shows the composition of notes receivable, net of reserves (in thousands):

	June 30, 2023	December 31, 2022
Green Power Motor Company	$42	$45
VIA	—	31,608
	$42	$31,653

a.Table of Contents
The following table summarizes the activity related to the notes receivable reserve (in thousands):

Balance at December 31, 2022	$60,513
Increase	27,400
Write-offs	(76,313)
Effect of change in foreign currency exchange rates	177
Balance at March 31, 2023	$11,777
Effect of change in foreign currency exchange rates	(41)
Balance at June 30, 2023	11,736

Write-offs during the six months ended June 30, 2023 of $76.3 million were driven by the completion of the VIA acquisition as of January 31, 2023 and the notes value extended to VIA Motors prior to the closing of the acquisition were adjusted at the time of the acquisition to reflect the value attributable to the credits included in the closing statement. VIA notes receivable, including additional funding of $0.8 million on January 17, 2023, were settled and included in the consideration transferred at fair value as discussed in Note 5 for $5.2 million.
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

a.Table of Contents
alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders. Details and the impacts of any dispositions are noted below.
2023 Acquisition
VIA Acquisition
On January 31, 2023, the company closed the acquisition of VIA, pursuant to the terms of the Amended and Restated Merger Agreement. In closing, the company acquired all outstanding shares of VIA in exchange for the issuance of 1.1 million common shares, and 1.2 million convertible preferred shares (at a ratio of 0.16:1 to common) and the settlement of loans advanced to VIA prior to closing with a settlement value of $5.7 million. As of June 30, 2023, the company has issued 1.0 million common shares and 1.2 million convertible preferred shares. The remaining considered owed to selling shareholders has been recorded as a liability in the amount of $2.3 million and is presented in "other current liabilities." It is expected that this will be satisfied through the issuance of shares based on the settlement statement prepared at closing. In addition, the VIA selling shareholders will be entitled to receive up to $180.0 million in convertible preferred shares upon the satisfaction of earn out provisions included in the Amended and Restated Merger agreement.

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period for certain items including the valuation of separately identified intangibles

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

a.Table of Contents
The estimated amortization expense related to these intangible assets for each of the years subsequent to June 30, 2023, is as follows (amounts in thousands):

2023 remaining	$9,821
2024	14,591
2025	12,487
2026	10,709
2027	9,178
Thereafter	53,212
Total	$109,998
Amortization expense related to intangible assets created as a result of the VIA acquisition for the six months ended months ended June 30, 2023 was $7.0 million.
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
Revenue of $29,000 and net loss $14.0 million for the six months ended June 30, 2023 have been included in the consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Amounts in thousands, except per share and share data)

Total revenue	$8,183	$9,406	$13,838	$11,655

Net loss attributable to Ideanomics, Inc. common shareholders	(35,497)	(57,911)	(82,808)	(88,714)

2022 Acquisition

a.Table of Contents
The Company has completed the below acquisition in the six months ended months ended June 30, 2022. The accompanying consolidated financial statements include the operations of the acquired entity from its respective acquisition dates. The acquisition has been accounted for as a business combination.
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
On February 9, 2022, the Company wired €52.5 million (approximately $60.3 million USD) to an escrow account in order to facilitate and fund the conditional tender offer. On March, 7, 2022, the Company announced that it had achieved the 90.0% threshold for the conditional tender offer. The transaction received final approval from Italian regulatory authorities and closed on March 14, 2022.

Acquisition Method Accounting

The final purchase price allocation for Energica was $58.1 million including $2.0 million in cash obtained through the acquisition. The purchase price was paid in cash and funded from available cash resources. The table below summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisition of Energica.

In conjunction with the acquisition of Energica, the Company remeasured the 20.0% previously accounted for as an equity method investment. The fair value measurement is based on significant inputs to include discounted cash flow analyses that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The Company determined the enterprise value using external specialists in support of the preliminary purchase price allocation referenced in the table below. The Company used this enterprise value to remeasure the previous equity investment by stepping up the value of the 20.0% equity ownership to reflect the proceeds paid to gain control of Energica. This remeasurement resulted in a gain of $11.0 million recorded in the six months ended June 30, 2022, this was recorded in "Gain on remeasurement of investment", in our consolidated statement of operations.

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

a.Table of Contents

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
The estimated amortization expense related to these intangible assets for each of the years subsequent to June 30, 2023, is as follows (amounts in thousands):

2023 remaining	$2,976
2024	3,967
2025	3,967
2026	3,967
2027	3,967
Thereafter	23,658
Total	$42,502
Amortization expense related to intangible assets created as a result of the Energica acquisition for the six months ended months ending June 30, 2023 and 2022, respectively was $1.0 million and $0.4 million.
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
Revenue of $2.8 million and $0.4 million and net loss of $4.5 million and $0.8 million for the six months ended months ended June 30, 2023 and 2022, respectively, have been included in the consolidated financial statements.

a.Table of Contents
Dispositions
Fiducia (wholly owned subsidiary of Timios) Stock Purchase Agreement

On May 1, 2023, the Company, Timios and Timios Acquisition, LLC (the “Buyer”) (an affiliate of YA II PN) entered into and consummated a Stock Purchase Agreement, pursuant to which Seller sold to the Buyer 100% of the issued and outstanding shares of common stock of its subsidiary, Fiducia, for a purchase price of $3.0 million (the “Purchase Price”). At the closing, the Buyer delivered to the Seller Parties (i) the Purchase Price minus (1) the $250,000 outstanding under the Secured Debenture Purchase Agreement, dated as of October 25, 2022, by and between the Parent and YA II PN, minus (2) the $1,400,000 outstanding under the secured debenture, dated as of March 30, 2023, by and between the Company and YA II PN, minus (3) $750,000 outstanding under the secured debenture, dated as of April 17, 2023, by and between the Company and YA II PN, and minus (4) any applicable taxes. The purchase agreement closed on July 25, 2023 at which time $0.45 million in cash was received by the company(net of $0.15 million in transaction expenses paid for by YA II PN and $2.40 million in loans owed by the company to YA II PN were extinguished. Timios was classified as discontinued operations as of June 30, 2023, please refer to Note 1 "Discontinued Operations" for further information.

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
•The Company incurred transaction costs of $11.7 million during the six months ended months ended June 30, 2023 related to VIA acquisition.
•The Company incurred transaction costs of $0.6 million during the six months ended months ended June 30, 2022, related to the Energica acquisition.
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

As of June 30, 2023 and December 31, 2022, the Company recorded charges of $1.0 million and $1.2 million in connection with its China restructuring actions on the consolidated balance sheet. The restructuring charges consist of employee termination costs of $1.0 million and $1.1 million, respectively. Employee termination benefits were recorded based on statutory requirements, completed negotiations and Company policy.

In the second quarter of 2023, the Company decided to wind down Tree Technology business, Accordingly the Company recorded employee termination cost of $0.5 million related to Tree Technology wind-down.

The following table summarizes the charges in connection with its employee termination cost (in thousands):

a.Table of Contents

	Six Months Ended
	June 30, 2023	June 30, 2022
Balance at the beginning of the period	$1,056	$—
Increase/(decrease)	689	—
Payment	$(242)	$—
Balance at the end of the period	$1,503	$—

As of June 30, 2023 China had completed all expected run-off activities and consequently was classified as a discontinued operation. For further details, please refer to Note 1 in the unaudited condensed consolidated financial statements. Tree Technology is still in the winding down process and was included int he continuing operation.

Note 7.    Property and Equipment, net
The following table summarizes the Company’s property and equipment (in thousands):

	June 30, 2023	December 31, 2022
Furniture and office equipment	$2,256	$1,985
Vehicle	775	1,189
Leasehold improvements	3,700	4,181
Shop equipment	4,532	3,204
Total property and equipment	11,263	10,559
Less: accumulated depreciation	(3,004)	(1,909)
	8,259	8,650
Construction in progress	2,770	—
Property and equipment, net	$11,029	$8,650

The Company recorded depreciation expense of $0.7 million and $0.6 million, which have been included in "Cost of revenue from sales of products" and "Depreciation and amortization" in the consolidated statements of operations, for the three months ended June 30, 2023 and 2022, respectively and $1.4 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.
Note 8.    Goodwill and Intangible Assets

A reporting unit is the level at which goodwill is tested for impairment, and is defined as an operating segment or one level below an operating segment, if certain criteria are met. Under its current corporate structure, the Company has one operating segment and eight reporting units.
Goodwill
The following table summarizes changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2022	$37,775
Goodwill acquired during the year (a)	13,020
Effect of change in foreign currency exchange rates	442
Balance as of June 30, 2023	$51,237

(a) Refer to Note 5 for discussion of VIA acquisition.

a.Table of Contents
Intangible Assets
The following tables summarize information regarding amortizing and indefinite lived intangible assets (in thousands):

	June 30, 2023
	Weighted Average Remaining Useful Life (in years)	Intangible before impairment	Accumulated amortization	Accumulated impairment charge	Net balance
Definite lived intangible assets*
Patents, trademarks and brands	21.4	$26,357	$(1,327)	$—	$25,030
Customer relationships	13.2	14,100	(1,446)	—	12,654
Licenses	3.9	105	(23)	—	82
Software	2.6	132	(57)	—	75
Technology	17.8	122,636	(9,850)	—	112,786
Total		163,330	(12,703)	—	150,627
Indefinite lived intangible assets
Website name		25	—	—	25
Total		$163,355	$(12,703)	$—	$150,652

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Accumulated impairment charge	Net balance
Definite lived intangible assets*
Patents, trademarks and brands	$14,734	$(660)	$—	$14,074
Customer relationships	13,937	(824)	—	13,113
Licenses	141	(16)	—	125
Software	2,981	(667)	(2,299)	15
Technology	18,225	(1,953)	—	16,272
Total	50,018	(4,120)	(2,299)	43,599
Indefinite lived intangible assets
Website name	25	—	—	25
Total	$50,043	$(4,120)	$(2,299)	$43,624
*excludes intangible assets fully amortized or written off in prior period
As discussed in Note 17, update for purchase agreement discussion and impairment considerations. As a result, the Company recorded an impairment charge of $8.9 million for the six months ended June 30, 2023.

Amortization expense relating to intangible assets was $5.2 million and $1.7 million for the three month ended June 30, 2023 and 2022, respectively and $9.1 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.
The following table summarizes the expected amortization expense for the following years (in thousands):

Amortization to be recognized
2023 (excluding the three months ended March 31, 2023)	$14,567
2024	18,748
2025	16,634
2026	14,732
2027	13,154
2028 and thereafter	72,792
Total	$150,627

a.Table of Contents
Note 9.    Debt
The following table summarizes the outstanding promissory notes as of June 30, 2023 and December 31, 2022 (dollars in thousands):

		June 30, 2023		December 31, 2022
	Interest Rate	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
YA II PN Convertible Debenture	8.0%	$250	$256	$4,442	$3,928
YA II PN Convertible Debenture first amendment	8.0%	1,400	1,429	—	—
YA II PN Convertible Debenture second amendment	8.0%	750	762	—	—
YA II PN Convertible Debenture third amendment	8.0%	4,130	3,765	—	—
Tillou promissory note	22.0%	2,000	2,123	2,000	2,021
Therese promissory note	22.0%	1,200	1,215	—	—
Commercial Insurance Premium Finance	6%	142	142	992	992
SBA PPP due April 10, 2025	1.0%	172	172	219	219
Other lending agreements	0.1%-11.8%	7,292	7,292	6,561	6,561
Total		$17,336	17,156	$14,214	13,721
Less: Current portion			(15,336)		(11,764)
Long-term Note, less current portion			$1,820		$1,957
The weighted average interest rate for these borrowings is 9.6% and 8.1% as of June 30, 2023 and December 31, 2022, respectively.
The Company breached at least two covenants, including making timely SEC filings and a minimum stock purchase from the Company’s officers or directors. Yorkville has not asserted either breach and has since extended additional loan amounts to the Company.
New debt transactions executed by the Company during the six months ended June 30, 2023 are as follows:
(a) YA II PN Convertible Debenture

On March 30, 2023, the Company entered into the first Amendment to the SDPA. YA II PN purchased an additional debenture with substantially the same terms in the principal amount of $1.4 million. The Company also entered the first amendment to the option agreement as a condition precedent to the purchase of $1.4 million of convertible securities under the SDPA, The Company and Timios have granted YA II PN an option, exercisable after May 30, 2023, to purchase from the Company an amount of shares of common stock of Timios representing seventy percent (70%) of the then issued and outstanding Timios Common Stock on a Fully-Diluted Basis at the time the Call Right is effected or seventy percent (70%) of the then issued and outstanding Fiducia Common Stock on a Fully-Diluted Basis at the time the Call Right is effected. Pursuant to the Amended Option Agreement, if YA II PN exercises the Call Right, the aggregate purchase price shall be $2.5 million.

On April 17, 2023, the Company entered into the second amendment to the SDPA and option agreement. YA II PN purchased an additional debenture with substantially the same terms in the principal amount of $0.8 million. The Company also entered the second amendment to the option agreement as a condition precedent to the purchase of $0.8 million of convertible securities under the SDPA. Tthe Company and Timios have granted YA II PN an option (the “Call Right”), exercisable after May 30, 2023, to purchase (a) from the Company an amount of shares of common stock of Timios representing one hundred percent (100%) of the then issued and outstanding common stock of Timios on a Fully-Diluted Basis (as defined therein) at the time the Call Right is effected, or (b) from Timios one hundred percent (100%) of the then issued and outstanding common stock of Fiducia on a Fully-Diluted Basis at the time the Call Right is effected. Pursuant to the Amended Option Agreement, if YA II PN exercises the Call Right, the aggregate purchase price shall be $3.5 million.

On May 1, 2023, the Company entered into the third amendment to the SDPA. YA II PN purchased an additional debenture with substantially the same terms in the principal amount of $4.1 million for a purchase price of $3.5 million, with the subsequent amendments, the maturity date is extended to November 1, 2023
The Company recognized interest expense related to the YA II PN convertible debenture of $0.5 million and $0.8 million, including of debt discount amortization for the three months and six months ended June 30, 2023, respectively. During the six months ended June 30, 2023, the Company repaid $4.2 million of principal and interest using the proceeds from SEPA.
(b) Tillou promissory note due on demand after 4/20/2023

a.Table of Contents
Refer to Note 11 for further discussion of this related party transaction.
(c) Therese promissory note due on 6/6/2023

Refer to Note 11 for further discussion of this related party transaction.

The Company also entered other short term and long term borrowing agreements. These instruments provide working capital for the operations through the combination of accounts receivable factoring, line of credits, vendor financing programs and other secured asset-based lending arrangements. The total unused line of credit is $0.9 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively.
Note 10.    Convertible Preferred Stock
Significant convertible preferred stock transactions during the three months ended June 30, 2023 are as follows:
Convertible Preferred Stock Series C
During the six months ended June 30, 2023, the Board authorized 2.0 million shares of Preferred Stock Series C. Each share of Preferred Stock Series C shall be convertible, at the option of the holder thereof, at any time, at the office of the Company or any transfer agent for such stock, into 0.16 shares of common stock, and redeemable at a stated dollar amount upon a merger/consolidation/change in control.

Upon the occurrence of a liquidation event, the holders of shares of Preferred Stock Series C then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount per share equal to $0.1804, as may be adjusted from time to time plus all accrued, but unpaid dividends, whether declared or not.
As of June 30, 2023, 1,159,276 shares of Preferred Stock Series C were issued. The Preferred Stock Series C shareholders shall be entitled to one vote per common stock on an as-converted basis and are only entitled to receive dividends when and if declared by the Board.
Convertible Preferred Stock Series B

The third closing with Acuitas was held on February 2, 2023, at which time 10.0 million shares of Preferred Stock Series B and 10.0 million warrants were purchased and at the price of $10.0 million. The fair value of the warrants is $2.3 million based on binomial lattice model and recorded on the "Additional paid-in capital" on the consolidated balance sheets as of December 31 2022. Acuitas converted 14.0 million shares of Preferred Stock Series B into 0.7 million shares of common stock during the six months ended June 30, 2023. Between March 6, 2023 and May 2, 2023, Ideanomics received a total of 10 cashless exercise notices for a total of 96.7 million warrants requesting an aggregate number of 3.2 million common shares be issued pursuant to the cashless exercise notices. This is inconsistent with the 20 million warrants specified in the agreement. The company has considered whether to pursue litigation on this matter and decided not to purse litigation but to try and complete the agreement and close the relationship with Acuitas considering the court issued a preliminary injunction order on March 31, 2023 requiring Ideanomics to comply with the cashless exercise notices received from Acuitas in March, As a result, the Company recorded $18.6 million warrant liabilities. During the six month ended June 30, 2023, the Company issued 3.2 million shares for warrant cashless exercise, the remaining warrant liabilities $1.0 million was reversed to APIC because unexercised warrants were relinquished.
Note 11.    Related Party Transactions
(a)Transactions with Dr. Wu and his affiliates

Dr. Wu
As of June 30, 2023 and December 31, 2022, the Company has receivables of $0.2 million, respectively, due from Dr. Wu, the former Chairman of the Company, and his affiliates recorded in “Amounts due from related parties” in the consolidated balance sheets.

a.Table of Contents
As of June 30, 2023 and December 31, 2022, the Company has payables of $0.7 million, respectively, due to Dr. Wu, the former Chairman of the Company, and his affiliates recorded in “Amounts due to related parties” in the consolidated balance sheets.

Service agreement with SSSIG
The Company entered a consulting service agreement with SSSIG on April 20, 2021 for the period from April 1, 2021 through June 30, 2021 for $0.4 million. The service agreement includes employment transfer, financial transition, corporate documents handover, legal representative and board member change for the Company's subsidiaries and affiliates. As of June 30, 2023 and December 31, 2022, the Company recorded $0.4 million in “Amount due to related parties” in the consolidated balance sheets.
(b) Stock purchase consideration payable due to FNL
On April 20, 2021, Ideanomics entered into a stock purchase agreement with FNL, pursuant to which Ideanomics made an investment into FNL. The unpaid consideration of $0.1 million is recorded in the “Amount due to related parties” in the consolidated balance sheets as of June 30, 2023 and December 31, 2022.
(c) Amounts due from and due to Glory
As of June 30, 2023 and December 31, 2022, the Company has payables of $0.2 million and $0.2 million, respectively, due to Glory as a result of the transactions incurred in 2020 and is recorded in “Amount due to related parties” in the unaudited condensed consolidated balance sheets.
(d) Receivable due from Tree Technology minority shareholders
In the six months ended June 30, 2023, the Company entered $10.5 million senior convertible note with Tree Technology and fully converted this note into Tree Technology equity, $0.3 million of this capital contribution is used to settle the previous receivable due from Tree Technology minority shareholders., which was recorded in "Amounts due from related parties" in the consolidated balance sheet as of December 31, 2022.
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

Materials and services from CRP Meccanica S.r.l., CRP Service S.r.l. and CRP Technology S.r.l.

Energica has purchased $0.1 million and $0.2 million of material and services from three entities owned by one of its senior management team during the three months ended June 30, 2023 and June 30 2022, respectively, The outstanding payable as of June 30, 2023 and December 31, 2022, with these three entities is $1.4 million and $1.3 million, respectively, and recorded in “Amounts due to related parties” in the consolidated balance sheets.

Lease agreement with EMCH S.r.l.

Energica entered a lease agreement with EMCH S.r.l., an entity owned by one of its senior management team. The lease period is from February 1, 2023 through January 31, 2029. This lease agreement is reflected in the consolidated balance sheets and statement of operations as follows (in thousands):

June 30, 2023
Operating lease right of use assets	$305
Current portion of operating lease liabilities	47
Operating lease liabilities - long term	258
Selling, general and administrative expenses	27

a.Table of Contents
(f) Promissory notes with Tillou
On December 13, 2022, the Company entered into a promissory note with Tilllou in the amount of $2.0 million. Tillou is an entity controlled by Vince McMahon, the father of our Executive Chairman. The principal and interest is payable on demand any time after January 15, 2023. The note bears interest at a rate of 20% per annum. The Company granted to the Noteholder a security interest in the secured collateral. The subordinate agreement among the Company, Tillou and YA PN II agreed to subordinate YA PN II’s security interest in the Inobat Note to Tillou’s security interest up to an aggregate of $2.4 million, subject to the other provisions. The Company recorded the note in “Amounts due to related parties” in the consolidated balance sheets as of December 31, 2022. The Company repaid the principal and the accrued interest of less than $0.1 million on January 13, 2023.

On March 19, 2023, the Company entered into a promissory note with Tilllou in the amount of $2.0 million. The principal and interest is payable on demand any time after April 20, 2023. The note bears interest at a rate of 20% per annum. If any amount payable under the Note is not paid when due, such overdue amount shall bear interest at the Interest Rate plus 2%. The Company granted to the Noteholder a security interest in a purchase obligation of YA II PN, Ltd as collateral. The Company recorded the note in “Amounts due to related parties” in the consolidated balance sheets as of June 30, 2023.
(f) Promissory notes with Therese Lee Carabillo
On April 6, 2023, the Company entered into a secured negotiable promissory note with Therese Lee Carabillo in the amount of $1.0 million. The maturity date is June 6 2023. the applicable interest rate is 20% . If any amount payable under the Note is not paid when due, such overdue amount shall bear interest at the applicable interest rate plus 2%. Our Executive Chairman provided the personal guarantee of the note The Company recorded the note in “Promissory note due to third parties” in the consolidated balance sheets as of June 30, 2023.
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

Note 12.    Share-Based Compensation
As of June 30, 2023, the Company had 0.2 million options and 0.1 million RSUs outstanding.
The Company awards common stock and stock options to employees, consultants, and directors as compensation for their services. Stock option awards to employees, consultants, and directors are recorded by the Company pursuant to the provisions of ASC 718. For the options with market conditions, the fair value of each award is estimated on the date of grant using Monte-Carlo valuation model and recognizes the fair value of each option as compensation expense over the derived service period. For the options with performance conditions, the fair value of each award is estimated on the date of grant using Black-Scholes-Merton valuation model and recognizes the fair value of each option as compensation expense over the implicit service period. For RSUs and option awards only with service conditions, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period.
Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Plan pursuant to which options or other similar securities may be granted. On October 22, 2020, the Company’s shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 0.3 million shares to 0.5 million shares. As of June 30, 2023, options available for issuance are 0.4 million shares.
For the three months ended June 30, 2023 and 2022, total share-based payments expense was $3.3 million and $2.9 million, respectively. For the six months ended June 30, 2023 and 2022, total share-based payments expense was $5.8 million and $5.2 million, respectively.
(a)Stock Options

a.Table of Contents
The following table summarizes stock option activity for the six months ended months ended June 30, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	268,323	$146.35	7.8	$—
Granted	2,800	4.75
Expired	(14,930)	149.28
Forfeited	(12,838)	35.55
Outstanding at June 30, 2023	243,355	150.21	6.94	—
Vested as of June 30, 2023	172,673	178.73	6.08	—
Expected to vest as of June 30, 2023	70,682	80.54	9.06	—
As of June 30, 2023, $1.6 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 0.97 years. The total intrinsic value of shares exercised in the six months ended months ended June 30, 2023 and 2022 was $0.0 million and $0.0 million. The total fair value of shares vested in the six months ended months ended June 30, 2023 and 2022 was $3.1 million and $4.8 million, respectively. Cash received from options exercised in the six months ended June 30, 2023 and 2022 was $0.0 million and $0.0 million.
For the options with service conditions, the assumptions used to estimate the fair values of the stock options granted in the six months ended June 30, 2023 and 2022 as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022
Expected term (in years)	5.38	5.51-5.53
Expected volatility	128%	123%-124%
Expected dividend yield	—%	—%
Risk free interest rate	3.91%	1.69%-2.87%
(b)Warrants
In connection with certain of the Company’s service agreements, the Company issued warrants to service providers to purchase common stock of the Company.

	June 30, 2023	December 31, 2022
Warrants Outstanding	Number of Warrants Outstanding and Exercisable	Number of Warrants Outstanding and Exercisable	Exercise Price	Expiration Date
Acuitas	—	40,000	$36.25	November 14, 2027
Acuitas	—	40,000	$36.25	November 27, 2027
Total	—	80,000
(c)RSUs

In December 2022, the Company granted 0.1 million restricted shares to certain employees and directors under the 2010 Plan which was approved by the Board. The restricted shares were vested either immediately or over 2.00 years. The aggregated grant date fair value of all those restricted shares was $1.6 million.

In January 2023, due to the completion of VIA acquisition, the Company assumed the restricted shares that VIA granted to its employees of 1.5 million, which was adjusted to 28.5 thousand restricted shares of IDEX. The aggregated fair value of all those restricted shares was $0.7 million on the acquisition completion date.

In the six months ended June 30, 2023, the Company granted 0.1 million restricted shares to certain employees under the 2010 Plan which was approved by the Board. The restricted shares were vested either immediately or over 2.00 years. The aggregated grant date fair value of all those restricted shares was $1.5 million.

a.Table of Contents

As of June 30, 2023, there was $1.0 million of unrecognized compensation cost related to unvested restricted shares.
Note 13.    Net Loss Per Common Share
The following table summarizes the Company’s loss per share for the six months ended months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss from continuing operations	$(32,741)	$(35,276)	$(101,646)	$(58,308)
Net loss from discontinued operations	(2,756)	(2,491)	(18,168)	(7,970)
Net loss attributable to Ideanomics, Inc. common stockholders	$(35,497)	$(37,767)	$(119,814)	$(66,278)

Basic and diluted weighted average common shares outstanding	10,271,290	3,982,340	8,071,870	3,980,619
Net loss per share:
Basic and diluted
Continuing operations	$(3.19)	$(8.86)	$(12.59)	$(14.65)
Discontinued operations	$(0.27)	$(0.63)	$(2.25)	$(2.00)
Basic and diluted loss per share of Common Stock	$(3.46)	$(9.49)	$(14.84)	$(16.65)
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
The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive (in thousands):

	June 30, 2023	December 31, 2022
Warrants	—	80
Options and RSUs	304	336
Series A Preferred Stock	7	7
Series B Preferred Stock	686	500
Series C Preferred Stock	186	—
Contingent shares	20,580	12
Convertible promissory note and interest	710	243
Total	22,473	1,178

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

a.Table of Contents
In general, the Company has net operating loss carryovers creating deferred tax assets that, to the extent that they do not offset deferred tax liabilities, are reduced by a 100% valuation allowance. Certain deferred tax liabilities cannot be offset by deferred tax assets. These consist of state deferred tax liabilities of certain US subsidiaries that file separate state tax returns and of certain foreign subsidiaries. The Company also has certain deferred tax liabilities that can only be 80% offset by deferred tax assets relating to net operating loss carryovers that can only offset 80% of taxable income. During the six months ended months ended June 30, 2023 there was an income tax benefit of approximately $3.4 million from continuing operations. This consisted principally of the approximately $2.4 million one-time benefit as discussed in the preceding paragraph plus approximately $1.0 million resulting from other sources. During the three months ended June 30, 2023 there was an income tax benefit of approximately $0.5 million from continuing operations. The income tax benefits, other than from the one-time benefit, consisted principally of 1) the amortization or impairment of intangible assets with carrying values in excess of their tax bases, resulting in the reversal of related deferred tax liabilities, and 2) the creation of additional net operating loss carryovers capable of offsetting certain previously existing deferred tax liabilities.

In March 2022 approximately $4.7 million of deferred tax liabilities were recognized on the acquisition of Energica. These are included in “other liabilities” in the table in Note 5.

During the three months ended June 30, 2022, there was an income tax benefit of $0.1 million from continuing operations. This consisted principally of foreign income tax benefits. During the six months ended June 30, 2022, there was an income tax benefit of $0.3 million from continuing operations. This consisted principally of $0.1 million state income tax benefits for US subsidiaries and $0.2 million of foreign income tax benefits.The foreign income tax benefit for the six and three months ended June 30, 2023, consists primarily of the reversal of some of the Energica deferred tax liability as a result of Energica's losses.

At June 30, 2023 and December 31, 2022, the Company’s deferred tax assets do not include approximately $0.3 million of potential deferred tax assets, arising in 2021, not recognized because they do not meet the threshold for recognition. If these assets were to be recognized, they would be fully offset by a valuation allowance. Other than these, there were no uncertain tax positions that would prevent the Company from recording the related benefit as of June 30, 2023 and December 31, 2022.
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

a.Table of Contents
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

McCarthy v. Ideanomics

On December 14, 2022, Conor McCarthy, Ideanomics’ former CFO, filed an arbitration in front of the American Arbitration Association alleging breach of his separation agreement by Ideanomics and claiming as damages the entirety of his separation payment (approximately $0.7 million), double damages, statutory interest, and costs. The parties settled the arbitration on April 12, 2023 and later amended, pursuant to which Ideanomics will make payments towards Mr. McCarthy that shall total in the amount of $0.7 million. During three months ended June 30 2023, the Company made the payment of $50,000, and the balance $0.7 million is recorded in "accrued salaries" in the unaudited condensed consolidated balance sheets.

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

Acuitas Capital, LLC v. Ideanomics

As previously reported, on March 14, 2023, Acuitas Capital, LLC (“Acuitas”) filed suit against Ideanomics in the U.S. District Court for the Southern District of New York, alleging breach of the Securities Purchase Agreement executed between the parties on November 14, 2022. On August 7, 2023, Ideanomics and Acuitas entered into a Settlement Agreement pursuant to which the parties will file with the court a stipulation of discontinuance with prejudice of the action. No admission of liability will be made by either party.

3i LP v. Ideanomics

On March 21, 2023, Ideanomics was served with a notice of lawsuit filed in the Supreme Court of New York, New York County. The summons alleges breach of contract regarding an exclusive term sheet. On June 9, 2023, Ideanomics filed a motion to dismiss for failure to state a claim, since the term sheet expressly stated that it was non-binding (among other reasons), which the plaintiff opposed. Ideanomics’ response brief is due August 2, 2023. The case remains pending. the Company recorded $0.5 million in "accrued expense" in the the unaudited condensed consolidated balance sheets.

Additional Matters

In addition to the above, Ideanomics and its subsidiaries face a number of lawsuits alleging breach of contract for failure to make payment on contractual obligations.

a.Table of Contents
Note 16.    Contingent Consideration
The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	June 30, 2023
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

1 This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement has expired, and therefore the Company will not remeasure this liability in the future. The Company issued 0.1 million shares during the year ended December 31 2020 and still have the obligation to issue 8,106 shares June 30, 2023 and December 31, 2022.
2 This represents the liability incurred in connection with the acquisition of Tree Technology shares during the three months ended December 31, 2019 and as subsequently remeasured as of June 30, 2023 and 2022. The fair value of the Tree Technology contingent consideration was valued using a probability-weighted discounted cash flow approach.
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
DBOT Contingent Consideration
The fair value of the DBOT contingent consideration was valued using the Black-Scholes-Merton model.
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

June 30, 2023 and December 31, 2022
Risk-free interest rate	0.1%
Expected volatility	30%
Expected term (years)	0.08
Expected dividend yield	—%

Tree Technologies Contingent Consideration

a.Table of Contents

The fair value of the Tree Technologies contingent consideration as of June 30, 2023 and December 31, 2022, was valued using a probability-weighted discounted cash flow approach which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table summarizes the significant inputs and assumptions used in the probability-weighted discounted cash flow approach:

	June 30, 2023	December 31, 2022
Weighted-average cost of capital	15.0%	15.0%
Probability	5%-20%	5%-20%

Solectrac Contingent Consideration

The fair value of the Solectrac contingent consideration as of June 30, 2023 was valued using a Monte-Carlo simulation model. The significant unobservable inputs include volatility, discount rate and the risk free rate, Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The following table summarizes the significant inputs and assumptions used in the model:

June 30, 2023 and December 31, 2022
Risk-free interest rate	3.4%
Expected volatility	25.0%
Expected discount rate	13.1%

VIA Contingent Consideration

The fair value of the VIA contingent consideration as of June 30, 2023 was valued using a Monte-Carlo simulation model. The significant unobservable inputs include volatility, discount rate and the risk free rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. In the six months ended June 30 2023, the Company recorded the remeasurement gain 12.9 million due to the change of projections The following table summarizes the significant inputs and assumptions used in the model:

June 30, 2023
Risk-free interest rate	3.7%
Expected volatility	65.0%
Expected discount rate	13.9%

The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

Contingent Consideration
January 1, 2023	$867
Addition	73,628
Remeasurement loss/(gain) recognized in the statement of operations	(12,947)
June 30, 2023	$61,548
Note 17.    Subsequent Events

a.Table of Contents
Fourth Amendment to Secured Convertible Debenture Purchase Agreement

On July 14, 2023, the Company entered into the Fourth Amendment to the SDPA, as previously amended (the “Fourth Amended SDPA”) with YA II PN, which further amended the Original SDPA, and simultaneously consummated the sale to the Investor of a new Secured Convertible Debenture (the “Fifth Debenture”) in a private placement pursuant to the SDPA for a purchase price of $1.5 million. Upon the terms and subject to the conditions contained in the Amended SDPA and Fourth Debenture, the Company promises to pay to YA II PN $1.9 million on November 1, 2023, (a) subject to earlier redemption at the Company’s option (upon payment of a redemption premium of 20% of the principal amount being redeemed or paid), and (b) subject to acceleration at the holder’s option upon an event of default described in the Indenture. The Company will also pay interest on outstanding principal of the Fifth Debenture at an interest rate of eight percent (8%), provided that such interest rate shall be increased to 18% upon an event of default.

Fiducia Stock Purchase Agreement Closure

On July 25, 2023, the Company, signed and closed the Fiducia Stock Purchase Agreement as executed on May 1, 2023. At the closing, the Buyer delivered to the Seller Parties (i) the Purchase Price minus (1) the $250,000 outstanding under the Secured Debenture Purchase Agreement, dated as of October 25, 2022, by and between the Parent and YA II PN, minus (2) the $1,400,000 outstanding under the secured debenture, dated as of March 30, 2023, by and between the Company and YA II PN, minus (3) $750,000 outstanding under the secured debenture, dated as of April 17, 2023, by and between the Company and YA II PN, (4) $600,000 payment, and minus (4) any applicable taxes.

Preferred Shares Assignment Agreement

On August 7, 2023, the Company entered a Settlement Agreement where YA II PN has agreed to acquire from Acuitas all of its (a) shares (the “Preferred Shares”) of Series B Convertible Preferred Stock in the Company, consisting of 6.0 million shares of Preferred Shares with an aggregate Series B Original Issue Price of $6.0 million as of the date hereof and accrued but unpaid dividends of $445,480.94 as of August 1, 2023, and (b) rights (but none of the obligations) under the Acuitas Stock Purchase Agreement. In executing the agreement YA II PN shall pay to Acuitas Capital the total of $2.5 million. This agreement resolves the action against Ideanomics in which Acuitas Capital alleged that Ideanomics had breached the SPA and sought certain relief, including a preliminary injunction. As of the date of this filing, YA II PN held $3 million of the remaining Series B Original Convertible Preferred Stock.

Ideanomics Reverse Stock Split

On August 22, 2023, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a reverse stock split of the Company's issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-125. Accordingly, all references to numbers of common shares and per-share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

The Company is effecting the Reverse Stock Split to satisfy the $1.00 minimum bid price, as set forth in Nasdaq Listing Rule 5550(a)(2), for continued listing on The Nasdaq Capital Market. As previously disclosed, on April 20, 2023, the Company was notified by the Listing Qualifications Staff of Nasdaq that the Company did not meet the minimum closing bid price requirement of $1.00 for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2), as the Staff determined that as of April 19, 2023, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days, from April 5 through April 19, 2023. Also, as previously disclosed, the Staff determined that the Company was eligible for two (2) consecutive 180-day periods to attempt to regain compliance with the Rule. To regain compliance with the Rule, the closing bid price of the Company's Common Stock must be at least $1.00 per share for a minimum 10 consecutive business days.

The Reverse Stock Split will be effective at 12:01 am, Eastern Time, on August 25, 2023.

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

Through June 30, 2023, the Company operates in one segment with two business units, Ideanomics Mobility and Ideanomics Capital. Ideanomics Mobility will drive EV adoption by offering unique business solutions to commercial customers wanting to adopt EV vehicles and supporting infrastructure. To do that, Ideanomics is developing and integrating business components with distinctive competence in three key pillars: Vehicles, Charging and Energy. These three pillars provide the foundation for Ideanomics Mobility’s planned offering of unique business solutions such as CaaS and VaaS which have seen early traction with both large and small commercial vehicle operations.

Ideanomics Capital is now focused solely on providing a range of financing programs in support of the sale of EVs and associated charging and energy systems by Ideanomics Mobility.
Significant Transactions in the Six Months Ended June 30, 2023
VIA Acquisition
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
Discontinued Operations
During the second quarter of 2023, our business components Timios and China met the criteria for classification as discontinued operations and are no longer presented as continuing operations. Assets and liabilities associated with these components are presented in our consolidated balance sheets as Discontinued Operations. The results of operations related to these components are included in the consolidated statements of operations as "Loss from discontinued operations, net of tax." The cash flows of these components are also presented separately in our consolidated statements of cash flows. All corresponding prior year periods presented in our financial statements and related information in the accompanying notes have been reclassified to reflect the Discontinued Operations presentation.

On July 25, 2022, we completed the sale of the Timios Operations for cash proceeds of $600,000 and the extinguishment of outstanding payables to YA PN II of $2.4 million. There was no material gain or loss on the sale of the Timios operations. As of June 30, 2023, the China business component completed all commercial vehicle resale activities and does not expect to generate material revenues prior to the wind up of the legal entities in China. For information on the assets, liabilities, revenues

a.Table of Contents
and results of operations related to the discontinued operations, please refer to Note 1 in the unaudited condensed consolidated financial statements.

Businesses held for sale

During the second quarter of 2023, our business components Energica, Solectrac, Wave Technologies and US Hybrid (the “held for sale businesses”) met the criteria for classification as assets held for sale and discontinued operations. However, as the held for sale businesses comprise the substantial majority of assets, liabilities, revenues and operating costs of the company’s continuing operations and the period of time over which the disposal events are expected to occur, we have continued to present these operations as continuing operations. We believe this provides more relevant information in the primary financial statements. While these assets are classified as held for sale as we assess active third-party interest, we do not anticipate the sale of all of these businesses. For those that we do decide to sell, it is expected that the majority of the balances attributable to the held for sale businesses will not be divested until 2024. For information on the assets, liabilities, revenues and results of operations related to these business components, please refer to Note 1 in the unaudited condensed consolidated financial statements.

Principal Factors Affecting the Company’s Financial Performance
The business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of its operations in 2023 and 2022:
•The Company’s ability to access the equity and debt markets to obtain the working capital and investment capital required to fund its EV operations. The Company’s EV businesses are in the development stage, are not profitable, and are not expected to be profitable and cash generative in the short to medium term. Consequently, the EV businesses are highly dependent on the Company’s ability to access the equity and debt capital markets to provide sufficient cash for these businesses to continue to develop their products, build large scale manufacturing capacity and invest in sales and marketing infrastructure. The availability of capital to fund growth in 2022 and 2023 has constrained the ability to capitalize on market demand for product at Solectrac and Energica, as market demand for these offerings continues to increase. The Company is pursuing additional avenues to provide its businesses with the capital they require, including direct strategic external investments into its businesses to fund those businesses’ development and growth.

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
Information about Segment Presentation
The Company’s chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company operates in one segment with two business units: Ideanomics Mobility and Ideanomics Capital. For the six months ended months ended June 30, 2023, the Company completed one acquisition.

In conjunction with an agreement executed in October 2022, the company has committed to spin out its ownership of Timios and Justly within twelve months. As discussed in Note 17, the company also amended the spin out rights in May 2023 and entered into an agreement to sell its entire interest in the Timios operations to YAII PN. Timios is a nationwide title and settlement solutions provider and as of and for the three months ended June 30, 2023 generated approximately $4.2 million in revenue and accounted for approximately $3.2 million of non-current assets. See Note 17 for further details related to the agreement. As noted above, the company closed on the sale of Timios in July 2023, at which time the company deconsolidated the operations of Timios and has reflected Timios as a discontinued operation.

a.Table of Contents

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

For a description of our critical accounting policies and estimates, refer to "Critical accounting policies and estimates" in Item 7 included in the Company’s 2022 Form 10-K.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, New Accounting Pronouncements, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

a.Table of Contents

RESULTS OF OPERATIONS - continuing operations
Comparison of Three Months Ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30, 2023	June 30, 2022	Amount Change	% Change
Revenue	$8,183	$9,385	$(1,202)	(12.8)
Cost of revenue	7,494	9,875	(2,381)	(24.1)
Gross (loss) profit	689	(490)	1,179	n/m

Operating expenses:
Selling, general and administrative expenses	23,626	33,783	(10,157)	(30.1)
Research and development expense	3,408	680	2,728	n/m
Asset impairments	3,197	320	2,877	n/m
Depreciation and amortization	5,651	1,773	3,878	n/m
Total operating expenses	35,882	36,556	(674)	n/m

Loss from operations	(35,193)	(37,046)	1,853	n/m

Interest and other income (expense):
Interest income	151	827	(676)	(69.6)
Interest expense	(942)	(488)	(454)	72.5
Loss on disposal of investment	—	(41)	41	n/m
Other income, net	1,184	431	753	n/m
Loss before income taxes	(34,800)	(36,317)	1,517	(4.2)
Income tax benefit	467	124	343	n/m
Impairment of and equity in loss of equity method investees	—	(589)	589	n/m

Net loss from continuing operations	(34,333)	(36,782)	2,449	(6.7)

Net loss from discontinued operations, net of tax	(2,756)	(2,491)	(265)	10.6
Net loss	(37,089)	(39,273)	2,184	(5.6)

Net loss attributable to common shareholders	(37,089)	(39,273)	2,184	(5.6)

Net loss attributable to non-controlling interest	1,592	1,506	86	5.7

Net loss attributable to Ideanomics, Inc. common shareholders	$(35,497)	$(37,767)	$2,270	(6.0)

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

a.Table of Contents
Comparison of Six Months Ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022	Amount Change	% Change
Revenue	$13,837	$11,615	$2,222	19.1
Cost of revenue	13,267	12,968	299	2.3
Gross profit (loss)	570	(1,353)	1,923	n/m

Operating expenses:
Selling, general and administrative expenses	65,736	64,817	919	1.4
Research and development expense	8,033	1,694	6,339	n/m
Asset impairments	37,984	402	37,582	n/m
Depreciation and amortization	9,889	2,548	7,341	n/m
Other general expenses	(12,596)	(131)	(12,465)	n/m
Total operating expenses	109,046	69,330	39,716	57.3

Loss from operations	(108,476)	(70,683)	(37,793)	53.5

Interest and other income (expense):
Interest income	479	1,583	(1,104)	(69.7)
Interest expense	(2,265)	(1,067)	(1,198)	n/m
Gain on remeasurement of investment	—	10,965	(10,965)	n/m
Loss on disposal of investment	—	(188)	188
Other income, net	2,067	585	1,482	n/m
Loss before income taxes	(108,195)	(58,805)	(49,390)	84.0
Income tax benefit	3,382	339	3,043	n/m
Impairment of and equity in loss of equity method investees	—	(1,928)	1,928	n/m

Net loss from continuing operations	(104,813)	(60,394)	(44,419)	73.5

Net loss from discontinued operations, net of tax	(18,168)	(7,970)	(10,198)	n/m
Net loss	(122,981)	(68,364)	(54,617)	79.9

Net loss attributable to common shareholders	(122,981)	(68,364)	(54,617)	79.9

Net loss attributable to non-controlling interest	3,167	2,086	1,081	51.8

Net loss attributable to Ideanomics, Inc. common shareholders	$(119,814)	$(66,278)	$(53,536)	80.8

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

a.Table of Contents
Revenues (in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	Amount Change	% Change	June 30, 2023	June 30, 2022	Amount Change	% Change
EV products	$2,534	$3,857	$(1,323)	(34.3)	$4,638	$4,947	$(309)	(6.2)
EV services	348	5	343	n/m	361	6	355	n/m
Charging, batteries and powertrain products	3,183	956	2,227	n/m	3,443	1,210	2,233	n/m
Charging, batteries and powertrain services	—	338	(338)	n/m	30	790	(760)	(96.2)
Electric motorcycle products and services	2,112	4,150	(2,038)	(49.1)	4,885	4,529	356	7.9
Electric motorcycle sponsorship services	—	—	—	n/m	36	—	36	n/m
Other revenue	6	79	(73)	(92.4)	444	133	311	n/m
Total	$8,183	$9,385	$(1,202)	(13)%	$13,837	$11,615	$2,222	19%
n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.
Three months ended June 30, 2023 as compared to the three months ended months ended June 30, 2022
Revenue for the three months ended June 30, 2023 was $8.2 million as compared to $9.4 million for the three months ended June 30, 2022, a decrease of $1.2 million. The decrease was primarily due to the decrease in revenue from EV products and electric motorcycle products and services. Revenue from EV products decreased from $3.9 million in the three months ended June 30, 2022 to $2.5 million in the three months ended June 30, 2023, a decrease of $1.4 million. Revenue from electric motorcycle products and services decreased from $4.2 million in the three months ended June 30, 2022 to $2.1 million in the three months ended June 30, 2023, a decrease of $2.1 million. This decrease is offset by increased sales of charging, batteries and powertrain products which increased from $1.0 million in the three months ended June 30, 2022 to $3.2 million in the three months ended June 30, 2023, an increase of $2.2 million.

Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022
Revenue for the six months ended June 30, 2023 was $13.8 million as compared to $11.6 million for the six months ended months ended June 30, 2022, a increase of $2.2 million. The increase was primarily due to a large increase in revenue from charging, batteries and powertrain products.
Cost of revenues (in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	Amount Change	% Change	June 30, 2023	June 30, 2022	Amount Change	% Change
EV products	$2,292	$4,016	$(1,724)	(42.9)	$3,654	$5,199	$(1,545)	(29.7)
EV services	4	2	2	n/m	23	2	21	n/m
Charging, batteries and powertrain products	2,159	2,519	(360)	(14.3)	2,520	3,525	(1,005)	(28.5)
Charging, batteries and powertrain services	58	299	(241)	(80.6)	272	719	(447)	(62.2)
Electric motorcycle products and services	2,090	2,958	(868)	(29.3)	5,805	3,392	2,413	71.1
Electric motorcycle sponsorship services	272	—	272	n/m	170	—	170	n/m
Other revenue	619	81	538	n/m	823	131	692	n/m
Total	$7,494	$9,875	$(2,381)	(24.1)	$13,267	$12,968	$299	2.3
n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.
Three months ended June 30, 2023 as compared to the three months ended months ended June 30, 2022
Cost of revenues was $7.5 million for the three months ended June 30, 2023, as compared to $9.9 million for the three months ended June 30, 2022, a decrease of $2.4 million. The decrease was mainly due to the cost of revenues from EV products which decreased from $4.0 million for the three months ended June 30, 2022 to $2.3 million for the three months ended June 30, 2023, a decrease of $1.7 million and the cost of revenues from electric motorcycle products and services which decreased from

a.Table of Contents
$3.0 million for the three months ended June 30, 2022 to $2.1 million for the three months ended June 30, 2023, a decrease of $0.9 million.

Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022
Cost of revenues was $13.3 million for the six months ended June 30, 2023, as compared to $13.0 million for the six months ended June 30, 2022, an increase of $0.3 million. The increase was mainly due to the cost of revenues from electric motorcycle products and services which increased from $3.4 million for the six months ended June 30, 2022 to $5.8 million for the six months ended June 30, 2023, an increase of $2.4 million. This was partially offset by a $1.5 million decrease in cost of revenues from EV products which decreased from $5.2 million for the six months ended June 30, 2022 to $3.7 million for the six months ended June 30, 2023 and a $1.0 million decrease in cost of revenues from Charging, batteries and powertrain products which decreased from $3.5 million for the six months ended June 30, 2022 to $2.5 million for the six months ended June 30, 2023

Gross profit (in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	Amount Change	% Change	June 30, 2023	June 30, 2022	Amount Change	% Change
EV products	$242	$(159)	$401	n/m	$984	$(252)	$1,236	n/m
EV services	344	3	341	n/m	338	4	334	n/m
Charging, batteries and powertrain products	1,024	(1,563)	2,587	n/m	923	(2,315)	3,238	n/m
Charging, batteries and powertrain services	(58)	39	(97)	n/m	(242)	71	(313)	n/m
Electric motorcycle products and services	22	1,192	(1,170)	(98.2)	(920)	1,137	(2,057)	n/m
Electric motorcycle sponsorship services	(272)	—	(272)	n/m	(134)	—	(134)	n/m
Other revenue	(613)	(2)	(611)	n/m	(379)	2	(381)	n/m
Total	$689	$(490)	$1,179	n/m	$570	$(1,353)	$1,923	n/m
Gross profit ratio

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
EV products	9.6%	(4.1)%	21.2%	(5.1)%
EV services	98.9%	60.0%	93.6%	66.7%
Charging, batteries and powertrain products	32.2%	(163.5)%	26.8%	(191.3)%
Charging, batteries and powertrain services	—%	11.5%	(806.7)%	9.0%
Electric motorcycle products and services	1.0%	28.7%	(18.8)%	25.1%
Electric motorcycle sponsorship services	—%	—%	(372.2)%	—%
Other revenue	(10216.7)%	(2.5)%	(85.4)%	1.5%
Total	8.4%	(5.2)%	4.1%	(11.6)%
n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

Three months ended June 30, 2023 as compared to the three months ended months ended June 30, 2022
The gross profit ratio for the three months ended June 30, 2023 was 8.4%, while for the three months ended June 30, 2022, it was (5.2)%. The increase was mainly due to the increased gross margin on charging, batteries and powertrain products and partially offset by the decreased gross margin on electric motorcycle products and services.
Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022

a.Table of Contents
The gross profit ratio for the six months ended June 30, 2023 was 4.1%, while for the six months ended June 30, 2022, it was (11.6)%. The increase was mainly due to the increased gross margin on charging, batteries and powertrain products and partially offset by the decreased gross margin on electric motorcycle products and services.
Selling, general and administrative expenses
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022
Selling, general and administrative expenses for the three months ended June 30, 2023 were $23.6 million as compared to $33.8 million for the three months ended June 30, 2022, an decrease of $10.2 million. The decrease is mainly driven by various cost saving effort, including the reduction of employee cost, consulting fee and legal cost.

Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022

Selling, general and administrative expenses for the six months ended June 30, 2023 were $65.7 million as compared to $64.8 million for the six months ended months ended June 30, 2022, an increase of $0.9 million. the increase is mainly driven by the increased consulting fee related to VIA acquisition, partially offset by the decreased salary, selling, marketing and other expense resulting from the cost saving effort.

Research and development expense
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022
Research and development expense was $3.4 million in the three months ended months ended June 30, 2023 as compared to $0.7 million for the three months ended months ended June 30, 2022, an increase of $2.7 million is mainly due to research and development expense incurred in VIA.
Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022

Research and development expense was $8.0 million in the six months ended months ended June 30, 2023 as compared to $1.7 million for the six months ended months ended June 30, 2022, an increase of $6.3 million is mainly due to research and development expense incurred in VIA.

Impairment losses
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022
In the three months ended June 30, 2023, the Company recorded impairment losses of $3.2 million related to right of use assets of properties that ceased to use. In the three months ended June 30, 2022, the Company recorded impairment losses of $0.3 million related to Energica assets.
Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022

In the six months ended months ended June 30, 2023, the Company recorded impairment losses of $27.4 million related to the settlement of VIA notes receivable, $6.9 million related to the VIA SAFE, and $3.2 million related to right of use assets of properties that ceased to use. In the six months ended months ended June 30, 2022, the Company recorded impairment losses of $0.4 million which represents the impairment of the interest accrued of available for sale securities.
Depreciation and amortization
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022
Depreciation and amortization for the three months ended months ended June 30, 2023 was $5.7 million as compared to $1.8 million for the three months ended months ended June 30, 2022, an increase of $3.9 million. The increase was mainly due to the increased intangible assets amortization resulting from the VIA acquisitions.
Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022

Depreciation and amortization for the six months ended months ended June 30, 2023 was $9.9 million as compared to $2.5 million for the six months ended months ended June 30, 2022, an increase of $7.4 million. The increase was mainly due to the increased intangible assets amortization resulting from the VIA and Energica acquisitions.

a.Table of Contents

Other general expense

Other general expense for the six months ended months ended June 30, 2023 was $(12.6) million as compared to $(0.1) million for the six months ended months ended June 30, 2022, an increase of $(12.5) million. the increase was mainly due to the income from VIA contingent consideration remeasurement .
Interest income
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022
Interest income for the three months ended months ended June 30, 2023 was $0.2 million as compared to $0.8 million for the three months ended months ended June 30, 2022, an decrease of $0.6 million. The decrease was mainly due to due to less interest income incurred because of lower carrying value of the notes receivables in 2023. Interest is not accrued for notes receivable which are impaired.
Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022
Interest income for the six months ended months ended June 30, 2023 was $0.5 million as compared to $1.6 million for the six months ended months ended June 30, 2022, an decrease of $1.1 million. The decrease was mainly due to less interest income incurred because of lower carrying value of the notes receivables in 2023. Interest is not accrued for notes receivable which are impaired.
Interest expense
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022
Interest expense increased $0.4 million to $0.9 million for the three months ended months ended June 30, 2023 from $0.5 million for the three months ended months ended June 30, 2022, The increase is mainly due to $0.2 million debt discount amortization related to YA II PN convertible debenture and higher financing cost and higher financing cost.

Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022

Interest expense increased $1.2 million to $2.3 million for the six months ended months ended June 30, 2023, from $1.1 million for the six months ended months ended June 30, 2022. The increase is mainly due to $0.7 million debt discount amortization related to YA II PN convertible debenture and higher financing cost.
Gain on remeasurement of investment
Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022
The Company recorded a gain on remeasurement of investment of $11.0 million in the six months ended months ended June 30, 2022. This was a result of the remeasuring of the Company's previous investment in Energica to its fair value of the date the Company obtained the majority of the Energica shares outstanding and consolidated Energica.
Other income, net
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022
Other income, net increased $0.8 million to $1.2 million for the three months ended June 30, 2023, from $0.4 million for the three months ended months ended June 30, 2022. The increase mainly represents the $1.0 million gain from the sale of FNL.
Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022
Other income, net increased $1.5 million to $2.1 million for the six months ended months ended June 30, 2023 from $585 thousand for the six months ended months ended June 30, 2022, The increase mainly represents the $1.0 million gain from the sale of FNL.

a.Table of Contents
Income tax benefit.
Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022

During the six months ended months ended June 30, 2023, the income tax benefit of $3.4 million consisted principally of $2.4 million from the reduction of the Company’s valuation allowance that resulted from the acquisition of VIA along with a $0.9 million benefit from the operation of VIA and $0.1 million from foreign operations.

During the six months ended months ended June 30, 2022, the income tax benefit of $0.3 million from continuing operations, consisted principally $0.1 million of state income tax benefits for US subsidiaries and $0.2 million of foreign income tax benefits.
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

During the three months ended June 30, 2023, the income tax benefit of $0.3 million, principally related to the operations of VIA.

During the three months ended June 30, 2022, the income tax benefit of $0.1 million, consisted principally foreign income tax benefits.

a.Table of Contents
Impairment of and equity in loss of equity method investees
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022
Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022
Equity in loss of equity method investees was $0.6 million for the three months ended June 30, 2022. This mainly represents the long term investment equity pickup, with no such equity pickup in 2023.

Equity in loss of equity method investees was $1.9 million for the six months ended months ended June 30, 2022. This mainly represents the long term investment equity pickup, with no such equity pickup in 2023.

Net loss from discontinued operations, net of tax
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022
Net loss from discontinued operation was $2.8 million for the three months ended June 30, 2023 compared to a net loss of $2.5 million for the three months ended June 30, 2022. The decrease is mainly due to the less loss incurred Timios
Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022
Net loss from discontinued operation was $18.2 million for the six months ended months ended June 30, 2023 compared to a net loss of $8.0 million for the six months ended months ended June 30, 2022. The increase is mainly from the significant loss incurred in Timios in the first quarter of 2023 due to impairment charges.
Net loss attributable to common shareholders
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022
Net loss attributable to non-controlling interests was $1.6 million for the three months ended June 30, 2023 compared to a net loss of $1.5 million for the three months ended June 30, 2022. It is mainly from Energica and Tree Technology.
Six months ended June 30, 2023 as compared to the six months ended months ended June 30, 2022
Net loss attributable to non-controlling interests was $3.2 million for the six months ended months ended June 30, 2023 compared to a net loss of $2.1 million for the six months ended months ended June 30, 2022. It is mainly from Energica and Tree Technology.
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

As of June 30, 2023 and December 31, 2022, the Company recorded charges of $1.0 million and $1.2 million in connection with its restructuring actions and selling, general and administrative expenses, respectively. The restructuring charges consist of employee termination costs of $1.0 million and $1.1 million, respectively. Employee termination benefits were recorded based on statutory requirements, completed negotiations and Company policy.

As of June 30, 2023 China had completed all expected run-off activities and consequently was classified as a discontinued operation. For further details, please refer to Note 1 in the unaudited condensed consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES

a.Table of Contents
As of June 30, 2023, the Company had cash of $11.8 million with $2.9 million in continuing operations and $8.9 million in discontinued operations. Approximately $7.6 million was held in accounts outside of the United States, primarily in Italy and the PRC.
Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.
Timios holds various regulatory licenses related to its business as a title insurance agency and is required to hold a minimum cash balance of $2.0 million. As a broker-dealer, JUSTLY has minimum capital requirements. JUSTLY had cash of $0.3 million as of June 30, 2023, which was necessary for JUSTLY to meet its minimum capital requirements. The agreement of the Company’s partner in this entity is required prior to disbursement of this entity’s funds for certain defined expenditures.
The following table provides a summary of net cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(38,823)	$(82,369)
Net cash used in investing activities	(2,260)	(76,317)
Net cash provided by (used) financing activities	30,984	(24,420)
Effect of exchange rate changes on cash	(59)	(1,249)
Net increase in cash and cash equivalents	(10,158)	(184,355)
Cash and cash equivalents at beginning of period	21,929	269,863
Cash and cash equivalents at end of period	$11,771	$85,508
Less: Cash of discontinued operations at end of period	$8,876	$16,675
Cash and restricted cash of continuing operations at end of period	$2,895	$68,833
Operating Activities

Cash used in operating activities was $38.8 million for the six months ended months ended June 30, 2023 as compared to cash used in operating activities of $82.4 million in six months ended months ended June 30, 2022. The primary reasons for the year-over-year difference are: (1) an increase in net loss to $104.8 million in the current period as compared to a net loss of $60.4 million in the same period of 2022, and (2) total non-cash adjustments increase (decrease) to net loss was $44.2 million and $0.7 million for the six months ended months ended June 30, 2023 and 2022, respectively; (3) total changes in operating assets and liabilities resulted in $29.4 million and $(16.9) million in cash used in operating activities for the six months ended months ended June 30, 2023 and 2022, respectively.
Investing Activities

Cash used in investing activities was $2.3 million for the six months ended months ended June 30, 2023, which was primarily due to expenditures incurred for the acquisition of debt securities. Cash used in investing activities was $76.3 million for the six months ended months ended June 30, 2022, which was primarily due to expenditures incurred for the acquisition of Energica and debt securities.
Financing Activities

In the six months ended months ended June 30, 2023, the Company received $31.0 million from financing activities versus repaid $24.4 million in the six months ended months ended June 30, 2022. The company received $5.7 million by issuing convertible notes in the six months ended months ended June 30, 2023, as compared to $0.0 million generated in the six months ended months ended June 30, 2022. The Company received $4.0 million from exercises of warrants and stock options and issuance of common stock during the six months ended months ended June 30, 2023, as compared to $0.0 million in the six months ended months ended June 30, 2022. In the period ended June 30, 2023, the Company made a repayment of $2.0 million to settle a related party loan and $4.0 million to revolving line of credit. In the period ended June 30, 2023, the Company received $9.9 million from issuance of preferred stock, $2.0 million from borrowing from related party, $8.7 million from borrowing from third party, and $3.6 million from revolving line of credit.

a.Table of Contents
The Company is currently focused on raising capital through the divestiture of business components and assets. Please refer to Note 1 to the unaudited condensed consolidated financial statements for further details on the sale of Timios, potential sale of Energica, Wave Technologies, Solectrac and US Hybrid, in addition to the wind down of China, Justly and Tree Technologies.
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
Seasonality
The Company expects that orders and sales in its Ideanomics Mobility business unit will be influenced by the amount and timing of budgeted expenditure by its customers. Typically, the Company would expect to see higher sales at the start of the year when companies start executing on their capital programs and at the end of the year when companies are spending any surplus or uncommitted budget before the new budget cycle commences. Additionally, some of the products in this business unit (e.g. motorcycles, tractors) also experience some seasonality due to weather conditions, with fewer sales in the winter due to cold weather, and increased sales in the spring and summer. The Company’s operating businesses are in the early stage of their development and consequently do not have sufficient trading histories to project seasonal buying patterns with any degree of confidence.
Orders and sales in our Ideanomics Capital business unit will principally be influenced by changes in interest rates and the resulting impact on in the U.S. housing market particularly as it relates to purchases of homes and the refinancing of existing mortgages which are central to our Timios business.
OUTLOOK

The Company has two distinct business units, Ideanomics Mobility and Ideanomics Capital. Each is focused on the growth opportunity, fueled by technological and legislative disruption, taking place in the electric vehicle industry. Ideanomics Mobility has as its mission the acceleration of commercial adoption of electric vehicles. Ideanomics Capital focuses on providing a range of financing programs in support of the sale of EVs and associated charging and energy storage systems by Ideanomics Mobility. The Company believes these two business units provide an opportunity for the Company to benefit from the value creation that can be achieved in the short, medium, and long-term through establishing competitive products and services which can enable the capture of market share sufficient to sustain profitable operations.

Ideanomics Mobility

The Ideanomics Mobility business unit seeks to accelerate the commercial adoption of electric vehicles. The Company’s EV and technology acquisitions during 2023, 2022 and 2021 completed the foundation for its EV, and energy and charging services offering. This integrated offering helps support business progress toward its mission of offering fleet operators a range of vehicles and associated charging systems through a single procurement partner.

The Company believes its largest addressable market opportunity is local and last-mile delivery vehicles and associated charging products. The Company’s vehicles and charging systems will provide fleet operators with confidence that EV can confidently deliver what their business requires, affordably and reliably. The local delivery market is expected to continue to grow at a fast pace, as more retailers seek to offer greater convenience to customers.

Additionally, due to market conditions across the EV industry, Ideanomics Management believes that the aggregate intrinsic value of its subsidiaries exceeds the current public market capitalization. This valuation discrepancy, as observed by the Company, is based on internal and external assessments of the underlying businesses and their potential for growth and profitability. In line with this perspective and in the best interest of enhancing shareholder value, the Company is actively considering inbound inquiries and working with outside advisors for direct strategic investment into, and the potential divestment of some of these subsidiary entities.

In pursuing the above-described strategy, the Company expects the additional capital from direct strategic investment and divestment to strengthen its financial position and enable its continued focus on the large addressable market opportunity in

a.Table of Contents
local and last-mile delivery, and be prepared to capture market share as customer interest increases in the market, with a continued focus on the company’s key pillars: Vehicles, Charging, and Energy.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $2.9 million as of June 30, 2023. Any cash and cash equivalents invested primarily in money market and like funds and are not invested for trading or speculative purposes. However, due to the short term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our business. In addition, The Company had $6.2 million of fixed rate 4.0% convertible debt outstanding as of June 30, 2023. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of issuance of new debt, such debt could be subject to changes in interest rates.

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

While our exposure to foreign exchange risk is not currently material to us, we expect to grow our international revenues in the future, and any future potential exposure to foreign exchange fluctuations may present a material risk to our business. We recorded foreign currency exchange losses of $0.2 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures,

a.Table of Contents
as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2023 that our disclosure controls and procedures were not effective in ensuring that material that we are required to disclose in such reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

10.1
Secured Debenture Purchase Agreement dated October 25, 2022, as amended as of March 30, 2023 and further amended as of April 4, 2023. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on April 5, 2023]

10.2
Secured Convertible Debenture dated March 30, 2023, as amended as of April 4, 2023.[incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on April 5, 2023]

10.3	Stock Purchase Agreement dated April 14, 2023. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on April 20, 2023]
10.4	Second Amended and Restated Option Agreement dated April 17, 2023. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on April 20, 2023]
10.5
Second Amended and Restated Secured Debenture Purchase Agreement dated October 25, 2022, as amended most recently as of April 17, 2023. [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on April 20, 2023]

10.6	Secured Debenture dated April 17, 2023. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on April 20, 2023]
10.7	Stock Purchase Agreement dated as of May 1, 2023. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 8, 2023]
10.8
Third Amendment to the Secured Debenture Purchase Agreement dated as of May 1, 2023. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 8, 2023]

10.9	Secured Debenture dated May 1, 2023. [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 8, 2023]
10.10
Assignment and Assumption Agreement for Transfer of Limited Partnership Interest, dated June 9, 2023. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on June 12, 2023]

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

a.Table of Contents

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

IDEANOMICS, INC.

Date: August 25, 2023	By:	/s/ Scott Morrison

Scott Morrison
Chief Financial Officer
(Principal Financial and Accounting Officer)