Form 10-Q
period 2023-09-30
IDEANOMICS, INC.
filed 2023-11-21
CIK 837852

a.Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,972,346 shares as of November 17, 2023.

a.Table of Contents
QUARTERLY REPORT ON FORM 10-Q
OF IDEANOMICS, INC.
FOR THE PERIOD ENDED September 30, 2023

a.Table of Contents
Use of Terms
Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company,” “IDEX,” or “Ideanomics,” are to the business of Ideanomics, Inc., a Nevada corporation, and its consolidated subsidiaries.
The following is a glossary of certain terms used in this report:

2010 Plan	refers to the 2010 Stock Incentive Plan.
Acuitas	refers to Acuitas Capital, LLC.
AI	refers to artificial intelligence.
ASC 205	refers to Accounting Standards Codification Topic 205, Presentation of Financial Statements.
ASC 606	refers to Accounting Standards Codification Topic 606, Revenue From Contracts With Customers.
ASC 718	refers to Accounting Standards Codification Topic 718, Stock Compensation.
ASC 820	refers to Accounting Standards Codification Topic 820, Fair Value Measurement.
ASEAN	refers to the Association of Southeast Asian Nations.
ASU 2016-13	refers to Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326).
ASU 2021-08	refers to Accounting Standards Update 2021-08, Business Combinations (Topic 805).
BEV	refers to battery electric vehicles.
Board	refers to the Company's Board of Directors.
CaaS	refers to Charging as a Service.
Cantor	refers to Cantor Fitzgerald, LLC
CapEx	refers to funds used by a company to acquire, upgrade, and maintain physical assets.
China	refers to the People’s Republic of China.
Chinese	refers to the People’s Republic of China.
COVID-19	refers to Coronavirus 2019.
DBOT	refers to the Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
Dr. Wu	refers to Dr. Bruno Wu, the former Chairman of the Company as of December 31, 2020.
Energica	refers to Energica Motor Company, S.p.A., manufacturer of high-performance electric motorcycles.
EV	refers to electric vehicles, particularly battery operated electric vehicles.
Exchange Act	refers to the Securities Exchange Act of 1934, as amended.
FASB	refers to the Financial Accounting Standards Board.
FCEV	refers to fuel cell electric vehicles.
Fiducia	refers to Fiducia Real Estate Solutions, Inc.
FINRA	refers to the Financial Industry Regulatory Authority.
Fintech	refers to financial technology.
FNL	refers to FNL Technologies, Inc., the owner and operator of the social media platform Hoo.be.
Glory	refers to Glory Connection Sdn. Bhd.
Hong Kong	refers to the Hong Kong Special Administrative Region of the People’s Republic of China.
Ideanomics China	refers to the company's China division.
JUSTLY	refers to the company formerly known as DBOT - Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
MaaS	refers to Mobility as a Service.
OpEx	refers to the day-to-day operating expenses of a business.

a.Table of Contents

PRC	refers to the People’s Republic of China.
RMB	refers to the legal currency of the PRC.
RSU	refers to restricted stock unit
SAFE	refers to Simple Agreement for Future Equity.
SDPA	refer to Secured Debenture Purchase Agreement.
SEC	refers to the United States Securities and Exchange Commission.
SEPA	refers to Standby Equity Purchase Agreement.
SBA PPP	refers to Small Business Association Paycheck Protection Program.
Solectrac	refers to Solectrac, Inc.
SPA	refers to Securities Purchase Agreement.
SSE	refers to Seven Stars Energy PTD LTD.
SSSIG	refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Dr. Wu, the former Chairman of the Company.
Tillou	refers to Tilllou Management and Consulting LLC, an entity controlled by Vince McMahon, the father of Shane McMahon, Executive Chairman of the Company.
Timios	refers to Timios Holdings Corp. and its affiliates.
Tree Technologies	refers to Tree Technologies Sdn. Bhd., headquartered in Kuala Lumpur, Malaysia and through its Treeletrik brand sells EV bikes, scooters, and batteries throughout the ASEAN region.
U.S. GAAP	refers to accounting principles generally accepted in the United States of America.
US Hybrid	refers to US Hybrid Corporation.
VaaS	refers to Vehicle as a Service.
VIA	refers to VIA Motors International, Inc. a business that produces commercial battery electric skateboard architecture.
VIEs	refers to variable interest entities.
WAVE	refers to Wireless Advanced Vehicle Electrification, Inc.
YA II PN	refers to YA II PN, Ltd.

a.Table of Contents
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEANOMICS, INC.

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES

a.Table of Contents
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,884	$3,245
Accounts receivable, net	3,066	4,269
Contract assets	1,926	3,579
Amount due from related parties	90	90
Notes receivable from third parties, net	41	31,653
Inventory, net	16,781	23,192
Prepaid expenses	6,863	9,618
Other current assets	5,046	5,096
Current assets of discontinued operations	10,463	33,296
Total current assets	46,160	114,038
Property and equipment, net	11,128	7,845
Intangible assets, net	39,980	43,622
Goodwill	37,254	37,775
Operating lease right of use assets	10,814	10,533
Long-term investments	—	7,500
Other non-current assets	2,866	2,276
Non-current assets of discontinued operations	3,082	19,212
Total assets	$151,284	$242,801

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK, AND EQUITY
Current liabilities
Accounts payable	$56,271	$25,448
Accrued salaries	4,119	6,851
Accrued expenses	2,436	2,674
Deferred revenue	2,900	2,105
Amount due to related parties	1,942	1,927
Current portion of operating lease liabilities	2,828	2,031
Promissory note due to related party	2,286	2,021
Promissory note due to third parties	7,957	5,814
Convertible note due to third party	6,149	3,928
Current contingent consideration	78	867
Other current liabilities	14,874	9,288
Current liabilities of discontinued operations	7,499	13,909
Total current liabilities	109,339	76,863
Promissory note due to third parties	1,673	1,957
Operating lease liabilities - long term	11,244	8,566
Deferred tax liabilities	2,841	2,511
Other long-term liabilities	1,116	1,131
Non-current liabilities of discontinued operations	1,938	5,210
Total liabilities	128,151	96,238
Commitments and contingencies (Note 14)
Convertible redeemable preferred stock
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of September 30, 2023 and December 31, 2022	1,262	1,262
Series B - 50,000,000.00 shares authorized, 20,000,000 and 10,000,000 shares issued and 2,105,200 and 10,000,000 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	1,863	8,850
Series C - 2,000,000 shares authorized, 1,159,276 and 0 shares issued and 608,680 and 0 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	4,825	—
Equity
Common stock - $0.001 par value; 12,000,000 shares authorized, 11,992,765 and 4,786,290 shares issued and 11,923,955 and 4,786,290 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	1,499	597
Additional paid-in capital	1,071,219	1,004,082
Accumulated deficit	(1,049,603)	(866,450)
Accumulated other comprehensive loss	(6,684)	(6,104)
Total Ideanomics, Inc. stockholders' equity	16,431	132,125
Non-controlling interest	(1,248)	4,326
Total equity	15,183	136,451
Total liabilities, convertible redeemable preferred stock, and equity	$151,284	$242,801

a.Table of Contents
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from sales of products	$583	$7,625	$11,038	$17,428
Revenue from sales of services	19	426	99	1,205
Other revenue	63	170	506	310
Total revenue	665	8,221	11,643	18,943
Cost of revenue from sales of products	1,047	8,712	11,841	17,834
Cost of revenue from sales of services	255	110	451	829
Cost of other revenue	816	56	1,639	198
Total cost of revenue	2,118	8,878	13,931	18,861
Gross (loss) profit	(1,453)	(657)	(2,288)	82

Operating expenses:
Selling, general and administrative expenses	8,146	31,024	69,830	91,604
Research and development expense	1,540	830	9,563	2,420
Asset impairments	104,386	298	142,370	699
Goodwill impairments	10,712	—	10,712	—
Depreciation and amortization	5,635	1,652	15,399	4,011
Change in fair value of contingent consideration, net	(61,469)	—	(74,416)	(131)
Other general expenses	(261)	—	89	—
Total operating expenses	68,689	33,804	173,547	98,603

Loss from operations	(70,142)	(34,461)	(175,835)	(98,521)

Interest and other income (expense):
Interest income	—	941	401	2,522
Interest expense	(1,366)	(222)	(2,636)	(1,256)
Gain on remeasurement of investment	—	—	—	10,965
Loss on disposal of investment	(1,153)	(30)	(1,153)	(218)
Other income, net	9,560	567	11,598	1,143
Loss before income taxes	(63,101)	(33,205)	(167,625)	(85,365)

Income tax benefit	876	312	4,258	742
Impairment of and equity in loss of equity method investees	—	(429)	—	(2,357)

Net loss from continuing operations	(62,225)	(33,322)	(163,367)	(86,980)
Net loss from discontinued operations, net of tax	(2,368)	(5,531)	(24,206)	(20,237)
Net loss	(64,593)	(38,853)	(187,573)	(107,217)

Net loss attributable to non-controlling interest	1,586	1,439	4,753	3,525

Net loss attributable to Ideanomics, Inc. common shareholders	$(63,007)	$(37,414)	$(182,820)	$(103,692)

Basic and diluted loss per share from continuing operations	$(5.19)	$(8.07)	$(17.07)	$(21.02)
Basic and diluted loss per share from discontinued operations	$(0.20)	$(1.40)	$(2.61)	$(5.10)
Basic and diluted loss per share	$(5.39)	$(9.47)	$(19.68)	$(26.11)
Weighted average shares outstanding:
Basic and diluted	11,692,394	3,952,490	9,291,974	3,971,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(64,593)	$(38,853)	$(187,573)	$(107,217)
Other comprehensive income, net of nil tax:
Foreign currency translation adjustments	(1,963)	(8,127)	(1,138)	(15,930)
Comprehensive loss	(66,556)	(46,980)	(188,711)	(123,147)
Comprehensive loss attributable to non-controlling interest	2,050	3,075	5,311	6,756
Comprehensive loss attributable to Ideanomics, Inc. common shareholders	$(64,506)	$(43,905)	$(183,400)	$(116,391)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

(in thousands, except per share data)

	Nine months ended September 30, 2022
	Common Stock	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings/ Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest	Total Equity
Balance, January 1, 2022	3,978,180	$497	$968,066	$—	$(605,758)	$222	$363,027	$2,341	$365,368
Share-based compensation	—	—	2,355	—	—	—	2,355	—	2,355
Common stock issuance for professional fee	2,800	1	434	—	—	—	435	—	435
Tax withholding paid for net share settlement of equity awards	—	—	(83)	—	—	—	(83)	—	(83)
Common stock issued under employee stock incentive plan	1,000	—	66	—	—	—	66	—	66
Deconsolidation of subsidiary	—	—	—	—	—	—	—	(236)	(236)
Acquisition of subsidiaries	—	—	—	—	—	—	—	24,778	24,778
Net loss	—	—	—	—	(28,512)	—	(28,512)	(580)	(29,092)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	—	925	925	284	1,209
Balance, March, 31, 2022	3,981,980	498	970,838	—	(634,270)	1,147	338,213	26,587	364,800
Share-based compensation	—	—	2,863	—	—	—	2,863	—	2,863
Acquisition of subsidiaries	—	—	—	—	—	—	—	49	49
Net loss	—	—	—	—	(37,767)	—	(37,767)	(1,506)	(39,273)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	—	(6,838)	(6,838)	(2,174)	(9,012)
Balance, June, 30, 2022	3,981,980	498	973,701	—	(672,037)	(5,691)	296,471	22,956	319,427
Share-based compensation	—	—	2,234	—	—	—	2,234	—	2,234
Common stock issuance for professional fees	8,472	1	689	—	—	—	690	—	690
Common stock issuance for convertible note	187,642	23	7,500	—	—	—	7,523	—	7,523
Shares issued for US Hybrid acquisition	(53,021)	(7)	(4,633)	4,639	—	—	(1)	—	(1)
Investments from noncontrolling shareholders	—	—	—	—	—	—	—	264	264
Option repurchase	—	—	(11)	—	—	—	(11)	—	(11)
Equity Adjustment from Foreign Currency Translation	—	—	—	—	—	(1,264)	(1,264)	—	(1,264)
SEPA Inducement shares	12,000	2	752	—	—	—	754	—	754
Net loss	—	—	—	—	(37,414)	—	(37,414)	(1,439)	(38,853)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	—	(6,207)	(6,207)	(1,920)	(8,127)
Balance, September 30, 2022	4,137,074	$517	$980,232	$4,639	$(709,451)	$(13,162)	$262,775	$19,861	$282,636
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents

IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

a.Table of Contents
(in thousands, except per share data)

	Nine months ended September 30, 2023
	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders’ equity	Non- controlling Interest	Total Equity
Balance, January 1, 2023	4,781,930	$597	$1,004,082	$(866,450)	$(6,104)	$132,125	$4,326	$136,451
Cumulative effect of changes in accounting principle	—	—	—	(332)	—	(332)	—	(332)
Share-based compensation	—	—	2,470	—	—	2,470	—	2,470
Dividend accrued for Preferred Stock Series B	—	—	(214)	—	—	(214)	—	(214)
Preferred stock series B warrants	—	—	(17,402)	—	—	(17,402)	—	(17,402)
Common stock issuance for acquisition	1,011,372	126	26,182	—	—	26,308	—	26,308
Common stock issuance for professional fee	234,239	29	3,348	—	—	3,377	—	3,377
Tax withholding paid for net share settlement of equity awards	21,359	3	(357)	—	—	(354)	—	(354)
Common stock issuance for preferred stock Series B conversion	392,157	49	8,801	—	—	8,850	—	8,850
Share issuance pertinent to SEPA	885,733	111	15,046	—	—	15,157	—	15,157
RSUs issued to employees	4,800	1	(1)	—	—	—	—	—
Net loss	—	—	—	(84,317)	—	(84,317)	(1,575)	(85,892)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	1,056	1,056	305	1,361
Balance, March 31, 2023	7,331,590	916	1,041,955	(951,099)	(5,048)	86,724	3,056	89,780
Share-based compensation	—	—	1,816	—	—	1,816	—	1,816
Dividend accrued for preferred stock	—	—	(130)	—	—	(130)	—	(130)
Common stock issuance for series B preferred stock conversion	280,422	35	3,505	—	—	3,540	—	3,540
Common stock issuance for warrants exercise	3,191,555	399	17,117	—	—	17,516	—	17,516
Warrants expiration	—	—	1,037	—	—	1,037	—	1,037
Common stock issuance for professional fee	173,542	22	1,036	—	—	1,058	—	1,058
Share issuance pertain to SEPA	167,600	21	876	—	—	897	—	897
RSU issued to employees	120,000	15	1,485	—	—	1,500	—	1,500
Non-controlling shareholders withdraw	—	—	—	—	—	—	(263)	(263)
Net loss	—	—	—	(35,497)	—	(35,497)	(1,592)	(37,089)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(137)	(137)	(399)	(536)
Balance, June 30, 2023	11,264,709	1,408	1,068,697	(986,596)	(5,185)	78,324	802	79,126
Share-based compensation	—	—	720	—	—	720	—	720
Dividend accrued for preferred stock	—	—	(84)	—	—	(84)	—	(84)
Common stock issuance for series B preferred stock conversion	728,056	91	3,356	—	—	3,447	—	3,447
Common stock reservation for acquisition	—	—	(1,470)	—	—	(1,470)	—	(1,470)
Net loss	—	—	—	(63,007)	—	(63,007)	(1,586)	(64,593)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(1,499)	(1,499)	(464)	(1,963)
Balance, September 30, 2023	11,992,765	$1,499	$1,071,219	$(1,049,603)	$(6,684)	$16,431	$(1,248)	$15,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents

a.Table of Contents
IDEANOMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(187,573)	$(107,217)
Net loss from discontinued operations	(24,206)	(20,237)
Net loss from continuing operations	(163,367)	(86,980)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	6,505	7,453
Depreciation and amortization	16,160	4,011
Obsolescence of inventory	—	49
Noncash lease expense	1,627	1,412
Non-cash interest expense (income)	1,458	(2,265)
Allowance for doubtful accounts	(76)	559
Income tax benefit	(4,258)	(742)
Issuance of common stock for professional fees	4,416	1,766
Other (income) expense	150	(453)
Change in fair value of contingent consideration	(74,416)	(131)
Impairment losses	153,084	700
Foreign currency exchange losses	52	2,096
Impairment of and equity in losses of equity method investees	—	2,357
Loss (gain) on disposal of subsidiary	(2,869)	180
Gain on remeasurement of investment	—	(10,965)

Change in assets and liabilities (net of amounts acquired):
Accounts receivable	1,002	(1,996)
Inventory	6,461	(10,602)
Prepaid expenses and other assets	2,506	(4,335)
Accounts payable	17,100	11,962
Deferred revenue	692	(653)
Amount due to related parties	14	(130)
Accrued expenses, salary and other current liabilities	(353)	(7,074)
Net cash used in operating activities from continuing operations	(34,112)	(93,781)
Net cash used in operating activities from discontinued operations	(10,652)	(15,506)
Net cash used in operating activities	(44,764)	(109,287)

Cash flows from investing activities:
Acquisition of property and equipment	—	(6,995)
Acquisition of intangible asset	—	(563)
Disposal of subsidiaries, net of cash disposed	—	(417)
Acquisition of subsidiaries, net of cash acquired	831	(54,889)
Proceeds from selling available for sales securities	2,078	4,032
Investment in debt securities	(2,900)	(27,646)
Investments in long-term investment	—	(274)
Proceed from selling long-term investment	—	659
Notes receivable from related party	—	(1,000)
Investment in available for sales securities	—	(165)
Net cash provided by (used in) investing activities from continuing operations	9	(87,258)
Net cash used in investing activities from discontinued operations	(2,856)	(3,590)
Net cash used in investing activities	(2,847)	(90,848)

Cash flows from financing activities

a.Table of Contents

Proceeds from issuance of shares, stock options and warrants	4,026	(11)
Proceeds from issuance of convertible notes	7,650	—
Proceeds from issuance of preferred stock	9,850	—
Borrowings from related parties	2,070	—
Borrowings from third parties	8,700	297
Proceeds from revolving line of credit	5,973	—
Repayments to third parties	(1,439)	(2,019)
Principal payments on revolving line of credit	(7,031)	—
Repayment of convertible notes	—	(40,833)
Proceeds from noncontrolling interest shareholder	—	49
Tax withholding paid for net share settlement of equity awards	—	(84)
Payment of finance lease obligations	(27)	(160)
Repayments to related parties	(2,070)	—
Net cash provided by (used in) financing activities from continuing operations	27,702	(42,761)
Net cash provided by financing activities from discontinued operations	4,217	(27)
Net cash provided by (used in) financing activities	31,919	(42,788)
Effect of exchange rate changes on cash	(42)	(1,755)
Net decrease in cash and cash equivalents	(15,734)	(244,678)

Cash, beginning of period - continuing operations	3,245	233,184
Cash, beginning of period - discontinued operations	18,684	36,679
Total cash, beginning of period	21,929	269,863

Cash, end of period - continuing operations	1,884	5,062
Cash, end of period - discontinued operations	4,311	20,123
Total cash, end of period	$6,195	$25,185

Supplemental disclosure of cash flow information:
Cash paid for income tax	$—	$—
Cash paid for interest	$485	$1,383

Issuance of shares for acquisition	$26,308	$—
Issuance of shares for repayment of convertible note and accrued interest	$16,054	$7,523
Purchases of property and equipment with unpaid costs accrued in accounts payable	$868	$—
Purchases of intangibles with unpaid costs accrued in accounts payable	$40	$—
Issuance of shares for preferred stock conversion	$15,837	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$693	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

a.Table of Contents
IDEANOMICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements of the Company, including the consolidated balance sheet as of September 30, 2023, the consolidated statements of operations, the consolidated statements of comprehensive loss, the consolidated statements of equity, and the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 30 2023.
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

Discontinued Operations

During the nine months ended September 30, 2023, our business components Timios, US Hybrid, Tree Technologies and China met the criteria for classification as discontinued operations and are no longer presented as continuing operations. Assets and liabilities associated with these components are presented in our consolidated balance sheets as Discontinued Operations. The results of operations related to these components are included in the consolidated statements of operations as "Loss from discontinued operations, net of tax." The cash flows of these components are also presented separately in our consolidated statements of cash flows. All corresponding prior year periods presented in our financial statements and related information in the accompanying notes have been reclassified to reflect the Discontinued Operations presentation.

On July 25, 2023, we completed the sale of the Timios Operations for cash proceeds of $450,000 (net of $150,000 in transactions costs paid for by the buyer) and the extinguishment of outstanding payables to YA PN II of $2.4 million. There was no material gain or loss on the sale of the Timios operations. On November 7, 2023, the Company received the deposit of $0.5 million from a potential buyer of US Hybrid. As of September 30, 2023, the China business component completed all commercial vehicle resale activities and does not expect to generate material revenues prior to the wind up of the legal entities in China.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

a.Table of Contents

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total revenue	$1,820	$16,057	$15,043	$64,928
Cost of revenue	2,010	16,059	13,200	64,160
Gross profit	(190)	(2)	1,843	768
Selling and administrative expenses	3,831	6,686	15,918	21,951
Depreciation and amortization	35	619	433	1,827
Asset impairments	1,133	80	10,575	331
Other operating costs	20	21	40	167
Operating loss	(5,209)	(7,408)	(25,123)	(23,508)
Non-operating income (expense)	2,841	1,789	796	3,088
Income tax benefit	—	88	121	183
Loss from discontinued operations, net of tax	$(2,368)	$(5,531)	$(24,206)	$(20,237)

The following table summarizes the assets and liabilities of the Discontinued Operations included in the consolidated balance sheets for the periods indicated:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$4,311	$18,683
Accounts Receivables, net	897	1,587
Inventory, net	4,160	5,054
Prepaid expenses and other current assets	1,095	7,972
Current assets of discontinued operations	$10,463	$33,296
Property and equipment, net	236	1,227
Intangible assets, net	7	9,147
Operating lease right of use assets	2,465	5,446
Other noncurrent assets	374	3,392
Noncurrent assets of discontinued operations	$3,082	$19,212

Accounts payable and accrued expenses	$3,066	$8,741
Current portion of operating lease liabilities	962	2,051
Other current liabilities	3,471	3,117
Current liabilities of discontinued operations	$7,499	$13,909
Operating lease liabilities – long term	1,532	3,707
Deferred tax liabilities	—	489
Other noncurrent liabilities	406	1,014
Noncurrent liabilities of discontinued operations	$1,938	$5,210

a.Table of Contents

Assets Held for Sale

During the nine months ended September 30, 2023, our business components Energica, Solectrac and Wave (the “held for sale businesses”) met the criteria for classification as assets held for sale and discontinued operations. However, as the held for sale businesses comprise the substantial majority of assets, liabilities, revenues and operating costs of the company’s continuing operations and the period of time over which the disposal events are expected to occur, we have continued to present these operations as continuing operations. We believe this provides more relevant information in the primary financial statements. While these assets are classified as held for sale as we assess active third-party interest, we do not anticipate the sale of all of these businesses. For those that we do decide to sell, it is expected that the majority of the balances attributable to the held for sale businesses will not be divested until 2024.

The following table summarizes the operating results of the held for sale businesses for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total revenue	$637	$8,172	$11,477	$18,887
Cost of revenue	2,110	8,870	13,893	18,842
Gross profit	(1,473)	(698)	(2,416)	45
Selling and administrative expenses	5,372	9,766	21,488	25,836
Depreciation and amortization	1,380	1,428	4,045	3,389
Asset impairments	—	(321)	148	12
Other operating costs	531	830	2,089	2,250
Operating loss	$(8,756)	$(12,401)	$(30,186)	$(31,442)

The following table summarizes the assets and liabilities of the held for sale businesses included in the consolidated balance sheets for the periods indicated:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,498	$2,142
Accounts Receivables, net	3,052	4,239
Inventory, net	16,776	23,192
Prepaid expenses and other current assets	8,696	13,973
Current assets of businesses held for sale	$30,022	$43,546
Property and equipment, net	$8,216	$7,063
Intangible assets, net	39,918	43,597
Goodwill	37,254	37,775
Operating lease right of use assets	6,304	7,017
Other noncurrent assets	2,392	2,115
Noncurrent assets of businesses held for sale	$94,084	$97,567

Accounts payable and accrued expenses	$17,746	$18,941
Current portion of operating lease liabilities	1,026	1,213
Other current liabilities	22,486	17,184
Current liabilities of businesses held for sale	$41,258	$37,338
Operating lease liabilities – long term	$5,546	$5,904
Deferred tax liabilities	2,528	2,648
Other noncurrent liabilities	2,790	3,088
Noncurrent liabilities of businesses held for sale	$10,864	$11,640

a.Table of Contents

Balance Sheet View if Excluding the Held for Sale Businesses Noted Above

While the sale of the businesses noted above is contingent on the ability to reach a mutually acceptable price with an unrelated arms-length buyer, in the event these business components are divested in the next twelve months, the company will experience a material change in the assets its owns and operates. The following table presents a balance sheet as of September 30, 2023 as if the sale of Energica, Wave Technologies, and Solectrac were complete and such businesses were presented as discontinued operations. In this event, the balance sheet below would reflect the assets and liabilities of the parent company Ideanomics, Inc. and VIA Motors as the sole remaining continuing operations in that hypothetical situation. However, the balance sheet below presents historical financial information and does not include cash or other assets we would receive from the sale of the businesses held for sale, nor does it show any liabilities that may be reduced or discharged with cash received. Additionally, as described above, we may decide not to sell one or more of the businesses held for sale.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$386	$1,103
Accounts Receivables, net	14	30
Inventory, net	5	—
Prepaid expenses and other current assets	5,267	36,062
Current assets of discontinued operation and businesses held for sale	40,485	76,843
Total current assets	46,157	114,038
Property and equipment, net	2,911	782
Intangible assets, net	62	25
Operating lease right of use assets	4,510	3,516
Other noncurrent assets	477	7,798
Noncurrent assets of discontinued operation and businesses held for sale	97,167	116,780
Total assets	$151,284	$242,939

Accounts payable and accrued expenses	$45,080	$16,037
Current portion of operating lease liabilities	1,802	818
Other current liabilities	13,701	8,764
Current liabilities of discontinued operation and businesses held for sale	48,757	51,247
Total current liabilities	109,340	76,866
Operating lease liabilities – long term	5,699	2,662
Deferred tax liabilities	310	—
Noncurrent liabilities of discontinued operation and businesses held for sale	12,802	16,848
Total liabilities	128,151	96,376

Series A	1,262	1,262
Series B	1,863	8,850
Series C	4,825	—
Equity:
Common stock	1,499	597
Additional paid-in capital	1,071,219	1,004,082
Accumulated deficit	(1,049,603)	(866,450)
Accumulated other comprehensive loss	(6,684)	(6,104)
Total Ideanomics, Inc. shareholder’s equity	16,431	132,125
Non-controlling interest	(1,248)	4,326
Total equity	15,183	136,451
Total liabilities, convertible redeemable preferred stock and equity	$151,284	$242,939

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
The composition of inventory is as follows (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$7,231	$5,674
Work in progress	10,584	10,695
Finished goods	6,167	9,291
Inventory Reserve	(7,201)	(2,468)
Total	$16,781	$23,192

As of September 30, 2023 and December 31, 2022, the carrying amount of inventories serving as collateral for short-term borrowing agreements is $3.4 million and $6.1 million, respectively.
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
The Company estimates the sales return based on historical return rates, current inventory levels, and current economic conditions. The estimated returns are recorded in “Contract assets” for the inventory value of estimated returns. The estimated refund liability is recorded in “Other current liabilities”.

a.Table of Contents
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company expenses, as incurred, any commissions or other fees which, if capitalizable, would have an amortization period of less than one year.
Product Warranties
Certain of the Company’s products are sold subject to standard product warranty terms, which generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. The Company estimates the liability for warranty claims based on standard warranties, the historical frequency of claims and the cost to replace or repair products under warranty. Factors that influence the warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim. The warranty liability as of September 30, 2023 and December 31, 2022 is $0.7 million and $0.6 million, respectively, and is included in “Other long-term liabilities” within the consolidated balance sheets.
VIE Structures and Arrangements

VIA was identified as a VIE in consideration of the aggregate funding provided since August 2021 through the acquisition date of January 31, 2023. Prior to entering into the Merger Agreement, on June 7, 2021, the Company and VIA entered into a SAFE for an amount of $7.5 million which is recorded in Long-term investments as a cost method investment for the period ended December 31, 2022. Prior to January 31, 2023, VIA is not consolidated as the Company did not participate in the design of VIA, does not have significant influence over VIA to make management decisions, did not have any representation on the VIA’s board and did not provide more than half of the total equity. Subsequent to the acquisition of VIA on January 31, 2023, the results of operations and financial position of this VIE are included in the consolidated financial statements for period ended September 30, 2023.Refer to Note 4.

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

As of September 30, 2023, the Company had cash and cash equivalents of approximately $6.2 million, with $1.9 million reported in continuing operations and $4.3 million in discontinued operations. Cash held in China is $5.6 million and is subject to local foreign exchange regulations in that country. The company has initiated a formal process to repatriate cash funds located in China, successfully repatriating $7.0 million in Q2 2023. This process is not subject to local foreign exchange regulations rather is subject to the other administrative regulatory applications and approvals. The Company also had accounts payable and accrued expenses of $62.8 million, other current liabilities of $14.9 million, operating lease payments due within the next twelve months of $2.8 million, and payments of short-term and long-term debt due within the next twelve months of $16.4 million. The Company had a net loss of $182.8 million for the quarter ended September 30, 2023, and an accumulated deficit of $1,049.6 million.

The Company believes that its current level of cash and cash equivalents are not sufficient to fund continuing operations, including VIA, which acquisition was closed by the company on January 31, 2023. The Company will need to bring in new

a.Table of Contents
capital to support growth and feels its asset and talent base enables it to do so. However, there can be no assurance that this will occur.

The Company has no remaining available and committed equity funding vehicles. As our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, June 30, 2023, and September 30, 2023 were not filed timely, we will not be Form S-3 eligible until November of 2024, which could make fund raising more difficult or more expensive. Management continues to seek to raise additional funds through the issuance of equity, mezzanine or debt securities. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our business and industry. These factors individually and collectively raise doubt about the Company’s ability to continue as a going concern. In addition, our independent auditors have included in their report on our financial statements for the year ended December 31, 2022, a paragraph related to the existence of substantial doubt about our ability to continue as a going concern.

The Company has continued to incur net losses and negative cash flows from operating and investing activities in the each of the first three quarters of 2023, consistent with its business plan for ongoing activities. As of the date of the filing of this Form 10-Q, securing additional financing is in progress as management’s actions to preserve an adequate level of liquidity for a period extending twelve months from the date of the filing of this Form 10-Q continue to be insufficient on their own without additional financing to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern. We currently do not have adequate cash to meet our short or long-term needs. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

The Company’s ability to raise capital is critical. The company has raised approximately $38.3 million, since the beginning of the first quarter 2023, including the sale of preferred shares, issuance of a convertible note, and borrowing from third parties. The company's primary actions to raise capital are currently focused on divestiture of a number of business components (please refer to Note 1, "Discontinued Operations" for further details). These divestitures, if successful, may take up to twelve months to close and fund.
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
Adoption of the ASUs is on a modified retrospective basis. We adopted the ASUs on January 1, 2023. The Company recorded $0.3 million impact to the retained earnings. This ASU applies to all financial assets including loans, trade receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash.
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

Note 3.    Revenue
The following table summarizes the Company’s revenues disaggregated by geography and major revenue source (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Geographic Markets
North America	$(367)	$3,971	$6,695	$10,164
Europe	1,032	4,250	4,948	8,779
Total	$665	$8,221	$11,643	$18,943

Product or Service
EV products	$(1,312)	$3,170	$2,753	$8,066
EV services	17	—	29	—
Electric motorcycle products and services	1,415	4,249	6,300	8,779
Electric motorcycle sponsorship services	—	—	36	—
Charging, batteries and powertrain products	482	206	1,989	583
Charging, batteries and powertrain services	—	426	30	1,205
Other revenue	63	170	506	310
Total	$665	$8,221	$11,643	$18,943

In the three months ended September 30, 2023 and 2022, the Company recognized revenue of $0.1 million and $0.2 million recorded in deferred revenue as of the beginning of the periods, respectively. In the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $0.2 million and $0.9 million recorded in deferred revenue as of the beginning of the periods, respectively.

In the three months ended September 30, 2023 and 2022, the Company recorded grant revenue of $0.1 million and $0.2 million, respectively. In the nine months ended September 30, 2023 and 2022, the Company recorded grant revenue of $0.5 million and $0.3 million, respectively, in "Other revenue" in the consolidated statements of operations.

The negative revenue in North America's EV products is a result of a change in accounting estimate related to dealer sales recognized in the Solectrac business unit. Because there was no history of customer return rates when the dealer program began in 2022, Solectrac did not establish a reserve for customer returns at the end of the fiscal year. Upon establishing history of returns in 2023, and accounting for these transactions at the time of occurrence, it became apparent that a reserve should be established to allow for future returns from dealers. This resulted in a change of accounting estimate to the revenue recognized to date. The entry debited sales $2.8 million and credited cost of goods sold $1.9 million, creating a liability and asset on the balance sheet. Each quarter the reserve amounts will be assessed and adjusted according to historical return rates, dealer inventory, and current market conditions.

a.Table of Contents
Note 4.    Acquisitions and Divestitures
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
2023 Acquisition
VIA Acquisition
On January 31, 2023, the company closed the acquisition of VIA, pursuant to the terms of the Amended and Restated Merger Agreement. In closing, the company acquired all outstanding shares of VIA in exchange for the issuance of 1.1 million common shares, and 1.2 million convertible preferred shares (at a ratio of 0.16:1 to common) and the settlement of loans advanced to VIA prior to closing with a settlement value of $5.7 million. As of September 30, 2023, the company has issued 1.0 million common shares and 1.2 million convertible preferred shares. During the three months ended September 30, 2023, the Company determined it does not have the obligation to issue the remaining RSU shares and reversed liabilities of $2.3 million against goodwill. In the meantime, the Company identified there are $1.5 million worth of common shares that were previously reserved, but may be paid in cash; the Company recorded $1.5 million in "other current liabilities".
The Company had the notes receivable $31.6 million due from VIA as of December 31, 2022 and increased to $32.6 million before the acquisition. The Company wrote off $27.4 million at the time of the acquisition to reflect the value attributable to the credits included in the closing statement. The remaining balance $5.2 million were included the VIA acquisition consideration,

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period for certain items including the valuation of separately identified intangibles

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
Amortization expense related to intangible assets created as a result of the VIA acquisition for the nine months ended September 30, 2023 was $11.2 million. The Company wrote down the remaining intangible assets to zero in the three months ended September 30, 2023.
The goodwill from the VIA acquisition represents future economic benefits that we expect to achieve as a result of the VIA acquisition. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. The Company wrote down the goodwill to zero in the three months ended September 30, 2023.
Revenue of $0.1 million and net loss $136.0 million for the nine months ended September 30, 2023 have been included in the consolidated financial statements.
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

a.Table of Contents
The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions occurred on January 1, 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(Amounts in thousands, except per share and share data)

Total revenue	$665	$8,242	$11,644	$19,004

Net loss attributable to Ideanomics, Inc. common shareholders	(63,007)	(57,411)	(166,369)	(134,115)

2022 Acquisition
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

In conjunction with the acquisition of Energica, the Company remeasured the 20.0% previously accounted for as an equity method investment. The fair value measurement is based on significant inputs to include discounted cash flow analyses that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The Company determined the enterprise value using external specialists in support of the preliminary purchase price allocation referenced in the table below. The Company used this enterprise value to remeasure the previous equity investment by stepping up the value of the 20.0% equity ownership to reflect the proceeds paid to gain control of Energica. This remeasurement resulted in a gain of $11.0 million recorded in the nine months ended September 30, 2022, this was recorded in "Gain on remeasurement of investment", in our consolidated statement of operations.

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
The estimated amortization expense related to these intangible assets for each of the years subsequent to September 30, 2023, is as follows (amounts in thousands):

2023 remaining	$963
2024	3,854
2025	3,854
2026	3,854
2027	3,854
Thereafter	22,982
Total	$39,361
Amortization expense related to intangible assets created as a result of the Energica acquisition for the nine months ending September 30, 2023 and 2022, respectively was $3.2 million and $3.0 million.
The goodwill from the Energica acquisition represents future economic benefits that we expect to achieve as a result of the Energica acquisition, Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not deductible for tax purposes. Goodwill will be tested for impairment at least annually and more frequently if certain indicators of impairment are present.
Revenue of $6.3 million and $8.8 million and net loss of $11.7 million and $8.8 million for the nine months ended September 30, 2023 and 2022, respectively, have been included in the consolidated financial statements.

a.Table of Contents
Dispositions
Fiducia (wholly owned subsidiary of Timios) Stock Purchase Agreement

On July 25, 2023, the Company closed the Fiducia Stock Purchase Agreement as executed on May 1, 2023. at which time $0.45 million in cash was received by the company(net of $0.15 million in transaction expenses) paid for by YA II PN and $2.40 million convertible notes owed by the company to YA II PN were extinguished. the Company recognized $1.7 million gain in the three months ended September 30, 2023. Timios was classified as discontinued operations, please refer to Note 1 "Discontinued Operations" for further information.

SSE

Refer to Note 10 for further discussion of this related party transaction.
2023 and 2022 Transaction Costs
Transaction costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. Transaction costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions.
•The Company incurred transaction costs of $11.7 million during the nine months ended September 30, 2023 related to VIA acquisition. There is no significant transaction costs incurred in the three months ended September 30, 2023
•The Company incurred transaction costs of $0.6 million during the nine months ended September 30, 2022, related to the Energica acquisition.There is no significant transaction costs incurred in the three months ended September 30, 2023
Transaction costs have been included in "Selling, general and administrative expenses" in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows.
Note 5.    Restructuring

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

As of September 30, 2023 and December 31, 2022, the Company recorded charges of $0.9 million and $1.2 million in connection with its China restructuring actions on the consolidated balance sheet. The restructuring charges consist of employee termination costs of $0.9 million and $1.1 million, respectively. Employee termination benefits were recorded based on statutory requirements, completed negotiations and Company policy.

In the second quarter of 2023, the Company decided to wind down Tree Technology business, Accordingly the Company recorded employee termination cost of $0.4 million related to Tree Technology wind-down as of September 30, 2023.

The following table summarizes the charges in connection with its employee termination cost (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Balance at the beginning of the period	$1,056	$—
Increase/(decrease)	608	—
Payment	$(349)	$—
Balance at the end of the period	$1,314	$—

a.Table of Contents
As of September 30, 2023 China and Tree Technology had completed all expected run-off activities and consequently was classified as a discontinued operation. For further details, please refer to Note 1 in the unaudited condensed consolidated financial statements.
Note 6.    Property and Equipment, net
The following table summarizes the Company’s property and equipment (in thousands):

	September 30, 2023	December 31, 2022
Furniture and office equipment	$1,627	$1,756
Vehicle	731	1,028
Leasehold improvements	3,312	3,783
Shop equipment	4,457	3,129
Total property and equipment	10,127	9,696
Less: accumulated depreciation	(3,165)	(1,851)
	6,962	7,845
Construction in progress	4,166	—
Property and equipment, net	$11,128	$7,845

The Company recorded depreciation expense of $0.5 million and $0.5 million, which have been included in "Cost of revenue from sales of products" and "Depreciation and amortization" in the consolidated statements of operations, for the three months ended September 30, 2023 and 2022, respectively and $1.8 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 7.    Goodwill and Intangible Assets

A reporting unit is the level at which goodwill is tested for impairment, and is defined as an operating segment or one level below an operating segment, if certain criteria are met. Under its current corporate structure, the Company has one operating segment and eight reporting units.
Goodwill
The following table summarizes changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2022	$37,775
Impairment losses (a)	(10,712)
Goodwill acquired during the year (a)	13,020
Measurement period adjustments	(2,308)
Effect of change in foreign currency exchange rates	(521)
Balance as of September 30, 2023	$37,254

(a) Refer to Note 4 for discussion of VIA acquisition.

a.Table of Contents
Intangible Assets
The following tables summarize information regarding amortizing and indefinite lived intangible assets (in thousands):

	September 30, 2023
	Weighted Average Remaining Useful Life (in years)	Intangible before impairment	Accumulated amortization	Accumulated impairment charge	Net balance
Definite lived intangible assets*
Patents, trademarks and brands	21.1	$25,980	$(1,628)	$(11,030)	$13,322
Customer relationships	13.0	13,745	(1,674)	—	12,071
Licenses	3.7	105	(28)	—	77
Software	2.6	132	(68)	—	64
Technology	6.5	122,178	(14,401)	(93,356)	14,421
Total		162,140	(17,799)	(104,386)	39,955
Indefinite lived intangible assets
Website name		25	—	—	25
Total		$162,165	$(17,799)	$(104,386)	$39,980

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Accumulated impairment charge	Net balance
Definite lived intangible assets*
Patents, trademarks and brands	$14,734	$(660)	$—	$14,074
Customer relationships	13,937	(824)	—	13,113
Licenses	141	(16)	—	125
Software	2,981	(667)	(2,299)	15
Technology	18,225	(1,955)	—	16,270
Total	50,018	(4,122)	(2,299)	43,597
Indefinite lived intangible assets
Website name	25	—	—	25
Total	$50,043	$(4,122)	$(2,299)	$43,622
*excludes intangible assets fully amortized or written off in prior period

Management has concluded that VIA will not achieve its previous production and sales goals as the business's engineering and operations functions have been temporarily paused due to a lack of capital to invest in the next phases of development and manufacturing. As a result, the Company recorded an impairment charge of $104.4 million of intangible assets for both the three and nine months ended September 30, 2023.

Amortization expense relating to intangible assets was $5.3 million and $1.2 million for the three month ended September 30, 2023 and 2022, respectively and $14.4 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively.
The following table summarizes the expected amortization expense for the following years (in thousands):

Amortization to be recognized
2023 (excluding the nine months ended September 30, 2023)	$1,013
2024	4,053
2025	4,044
2026	3,913
2027	3,876
2028 and thereafter	23,056
Total	$39,955

a.Table of Contents
Note 8.    Debt
The following table summarizes the outstanding promissory notes as of September 30, 2023 and December 31, 2022 (dollars in thousands):

		September 30, 2023		December 31, 2022
	Interest Rate	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
YA II PN Convertible Debenture	8.0%	$250	$261	$4,442	$3,928
YA II PN Convertible Debenture first amendment	8.0%	1,400	1,457	—	—
YA II PN Convertible Debenture second amendment	8.0%	750	777	—	—
YA II PN Convertible Debenture third amendment	8.0%	1,730	1,721	—	—
YA II PN Convertible Debenture forth amendment	8.0%	2,050	1,932	—	—
Tillou promissory note	22.0%	2,000	2,236	2,000	2,021
Therese promissory note	22.0%	775	1,038	—	—
Commercial Insurance Premium Finance	6%	530	530	992	992
SBA PPP due April 10, 2025	1.0%	149	149	219	219
Other lending agreements	0.1%-18%	7,914	7,964	6,561	6,561
Total		$17,548	18,065	$14,214	13,721
Less: Current portion			(16,392)		(11,764)
Long-term Note, less current portion			$1,673		$1,957
The weighted average interest rate for these borrowings is 9.5% and 8.1% as of September 30, 2023 and December 31, 2022, respectively.
The Company breached at least two covenants, including making timely SEC filings and a minimum stock purchase from the Company’s officers or directors. Yorkville has not asserted either breach and has since extended additional loan amounts to the Company.
New debt transactions executed by the Company during the nine months ended September 30, 2023 are as follows:
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

On April 17, 2023, the Company entered into the second amendment to the SDPA and option agreement. YA II PN purchased an additional debenture with substantially the same terms in the principal amount of $0.8 million. The Company also entered the second amendment to the option agreement as a condition precedent to the purchase of $0.8 million of convertible securities under the SDPA. The Company and Timios have granted YA II PN an option (the “Call Right”), exercisable after May 30, 2023, to purchase (a) from the Company an amount of shares of common stock of Timios representing one hundred percent (100%) of the then issued and outstanding common stock of Timios on a Fully-Diluted Basis (as defined therein) at the time the Call Right is effected, or (b) from Timios one hundred percent (100%) of the then issued and outstanding common stock of Fiducia on a Fully-Diluted Basis at the time the Call Right is effected. Pursuant to the Amended Option Agreement, if YA II PN exercises the Call Right, the aggregate purchase price shall be $3.5 million.

On May 1, 2023, the Company entered into the third amendment to the SDPA. YA II PN purchased an additional debenture with substantially the same terms in the principal amount of $4.1 million for a purchase price of $3.5 million.

On July 14, 2023, the Company entered into the fourth amendment to the SDPA. YA II PN purchased an additional debenture with substantially the same terms in the principal amount of $1.85 million or a purchase price of $1.55 million, payable on November 1, 2023. The amendment also added a Triggering Event repayment provision whereby if at any time the daily dollar volume-weighted average price (the “VWAP”) of the Company’s Common Stock is less than $1.25 per share for five of any seven consecutive trading days (a “Triggering Event,” and the first day of each such day of each such occurrence, a “Triggering Date”), then the Company shall pay the entire outstanding balance of the debenture within ten calendar days after the Triggering Date in an amount equal to the sum of (i) the entire outstanding principal amount, (ii) a 20% redemption premium

a.Table of Contents
thereon, and (iii) accrued and unpaid interest.. It also added a provision giving the holder the right to convert the debenture into shares of Common Stock upon an event of default at a conversion price per share equal to the lower of (i) $8.75 (subject to adjustment in certain circumstances as described in the Fifth Debenture) or (ii) 90% of the lowest daily VWAP of the Common Stock during the ten consecutive trading days immediately preceding the conversion date, but not lower than $1.25. In connection with the Fourth Amended SDPA, The Company granted (a) the Buyer a security interest in the shares of its subsidiary Via Motors and of its subsidiaries and in all their assets, in addition to the collateral previously pledged, to secure the Company’s obligations (b) Via Motors and of its subsidiaries agreed to guarantee the obligations of the Company. Also on July 14, 2023, the debentures previously issued under the Fourth Amended SDPA dated March 30, April 17 and May 1, 2023, in the outstanding principal amounts of $1.4 million, $0.8 million, and $1.7 million, respectively, were also amended to (a) add a Triggering Event repayment provision as described above and (b) add a provision giving the holder the right to convert the debenture into shares of Common Stock upon an event of default on the terms described above.

On September 7, 2023, YA II PN purchased an additional debenture in the principal amount of $0.5 million for a purchase price of $0.45 million, due on October 6, 2023. The Company will pay no interest on the outstanding principal amount of this debenture, provided that the interest rate shall be 18% upon an event of default. Upon an event of default, the holder of the debenture is entitled to convert any portion of the outstanding principle and accrued interest into shares of the Company’s Common Stock, at a conversion price per share equal to the lower of (i) $2.46 (subject to adjustment in certain circumstances as described in the debenture) or (ii) 90% of the lowest daily VWAP of the Common Stock during the ten consecutive trading days immediately preceding the conversion date, but not lower than $0.492.
The Company recognized interest expense related to the YA II PN convertible debenture of $0.6 million and $1.5 million, including of debt discount amortization for the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2023, the Company repaid $4.2 million of principal and interest using the proceeds from SEPA, repaid $2.7 million as the consideration of Timios sale and the legal expense reimbursement.
The contracted due date of repaying the above debentures were by a subsequent event, noted below, extended to January 31, 2024.
(b) Tillou promissory note due on demand after 4/20/2023
Refer to Note 10 for further discussion of this related party transaction.
(c) Therese promissory note due on 6/6/2023

Refer to Note 10 for further discussion of this related party transaction.

(d) Commercial Insurance Premium Finance

The Company entered one promissory note of $0.5 million during the nine months ended September 30, 2023 to finance the insurance premium . The interest rate is 7.99%, and is payable in 6 installment of $56,504 commencing on October 1, 2023 with down payment of $0.2 million due at the contract signing. the Company has not made any payment as of September 30, 2023.

(e) Other lending agreement

NFS leasing provides the financing to the trucks purchased by the Company. The total loan amount is $2.9 million. The repayment is over 36 months and will start from the first day of the month following the delivery of the trucks. NFS has provided the financing of $1.5 million as of the September 30, 2023, which was recorded in “Promissory note due to third parties” in the consolidated balance sheets as of September 30, 2023

The Company also entered other short term and long term borrowing agreements. These instruments provide working capital for the operations through the combination of accounts receivable factoring, line of credits, vendor financing programs and other secured asset-based lending arrangements. The total unused line of credit is $1.2 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively.

Note 9.    Convertible Preferred Stock
Significant convertible preferred stock transactions during the nine months ended September 30, 2023 are as follows:

a.Table of Contents
Convertible Preferred Stock Series C
During the nine months ended September 30, 2023, the Board authorized 2.0 million shares of Preferred Stock Series C. Each share of Preferred Stock Series C shall be convertible, at the option of the holder thereof, at any time, at the office of the Company or any transfer agent for such stock, into 0.16 shares of common stock, and redeemable at a stated dollar amount upon a merger/consolidation/change in control.

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
As of September 30, 2023, 1,159,276 shares of Preferred Stock Series C were issued. The Preferred Stock Series C shareholders shall be entitled to one vote per common stock on an as-converted basis and are only entitled to receive dividends when and if declared by the Board.
Convertible Preferred Stock Series B

The third closing with Acuitas was held on February 2, 2023, at which time 10.0 million shares of Preferred Stock Series B and 10.0 million warrants were purchased and at the price of $10.0 million. The fair value of the warrants is $2.3 million based on binomial lattice model and recorded on the "Additional paid-in capital" on the consolidated balance sheets as of December 31 2022. Between March 6, 2023 and May 2, 2023, Ideanomics received a total of 10 cashless exercise notices for a total of 96.7 million warrants requesting an aggregate number of 3.2 million common shares be issued pursuant to the cashless exercise notices. This is inconsistent with the 20 million warrants specified in the agreement. The company has considered whether to pursue litigation on this matter and decided not to purse litigation but to try and complete the agreement and close the relationship with Acuitas considering the court issued a preliminary injunction order on March 31, 2023 requiring Ideanomics to comply with the cashless exercise notices received from Acuitas in March, As a result, the Company recorded $18.6 million warrant liabilities. During the nine months ended September 30, 2023, the Company issued 3.2 million shares for warrant cashless exercise, the remaining warrant liabilities $1.0 million was reversed to APIC because unexercised warrants were relinquished.

On August 7 2023, the Company and Acuitas entered into a settlement agreement and settled the disputes between two parties. On the same day, YA II PN agreed to acquire the remaining 6 million shares of preferred Stock Series B and accrued dividends from Acuitas.

During the three and nine months ended September 30, 2023, 3.9 million and 17.9 million shares of Preferred Stock Series B was converted into 0.7 million and 1.4 million shares of common stock.
Note 10.    Related Party Transactions
(a)Transactions with Dr. Wu and his affiliates

Dr. Wu
As of September 30, 2023 and December 31, 2022, the Company has receivables of $0.2 million, respectively, due from Dr. Wu, the former Chairman of the Company, and his affiliates recorded in “Amounts due from related parties” in the consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, the Company has payables of $0.7 million, respectively, due to Dr. Wu, the former Chairman of the Company, and his affiliates recorded in “Amounts due to related parties” in the consolidated balance sheets.

Service agreement with SSSIG
The Company entered a consulting service agreement with SSSIG on April 20, 2021 for the period from April 1, 2021 through June 30, 2021 for $0.4 million. The service agreement includes employment transfer, financial transition, corporate documents handover, legal representative and board member change for the Company's subsidiaries and affiliates. As of September 30, 2023 and December 31, 2022, the Company recorded $0.4 million in “Current liabilities of discontinued operations” in the consolidated balance sheets.

a.Table of Contents
(b) Amounts due from and due to Glory
As of September 30, 2023 and December 31, 2022, the Company has payables of $0.2 million and $0.2 million, respectively, due to Glory as a result of the transactions incurred in 2020 and is recorded in “Current liabilities of discontinued operations” in the unaudited condensed consolidated balance sheets.
(c) Receivable due from Tree Technology minority shareholders
In the nine months ended September 30, 2023, the Company entered $10.5 million senior convertible note with Tree Technology and fully converted this note into Tree Technology equity, then the Company used $0.3 million to settle the previous receivable due from Tree Technology minority shareholders., which was recorded in “Current liabilities of discontinued operations” in the consolidated balance sheet as of December 31, 2022.
(d) Transactions with Energica management and their affiliates
Energica management stock options

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

Materials and services from CRP Meccanica S.r.l., CRP Service S.r.l. and CRP Technology S.r.l.

Energica has purchased $0.1 million and $0.4 million of material and services from three entities owned by one of its senior management team during the nine months ended September 30, 2023 and September 30, 2022, respectively, The outstanding payable as of September 30, 2023 and December 31, 2022, with these three entities is $1.4 million and $1.3 million, respectively, and recorded in “Amounts due to related parties” in the consolidated balance sheets.

Lease agreement with EMCH S.r.l.

Energica entered a lease agreement with EMCH S.r.l., an entity owned by one of its senior management team. The lease period is from February 1, 2023 through January 31, 2029. This lease agreement is reflected in the consolidated balance sheets and statement of operations as follows (in thousands):

September 30, 2023
Operating lease right of use assets	$286
Current portion of operating lease liabilities	46
Operating lease liabilities - long term	240
Selling, general and administrative expenses	42
(e) Promissory notes with Tillou
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

On March 19, 2023, the Company entered into a promissory note with Tilllou in the amount of $2.0 million. The principal and interest is payable on demand any time after April 20, 2023. The note bears interest at a rate of 20% per annum. If any amount payable under the Note is not paid when due, such overdue amount shall bear interest at the Interest Rate plus 2%. The Company granted to the Noteholder a security interest in a purchase obligation of YA II PN, Ltd as collateral. The Company

a.Table of Contents
recorded the note in “promissory note due to related party-short term” in the consolidated balance sheets as of September 30, 2023.
(f) Promissory notes with Therese Lee Carabillo
On April 6, 2023, the Company entered into a secured negotiable promissory note with Therese Lee Carabillo in the amount of $1.0 million. The maturity date is June 6 2023. the applicable interest rate is 20% . If any amount payable under the Note is not paid when due, such overdue amount shall bear interest at the applicable interest rate plus 2%. Our Executive Chairman provided the personal guarantee of the note The Company recorded the note in “Promissory note due to third parties” in the consolidated balance sheets as of September 30, 2023.
(g) Promissory notes with the CEO of one subsidiary
On August 31, 2023, one of the Company's subsidiaries entered into a promissory note with its CEO in the amount of $50,000. the note bears interest at a rate of 7% per annum, compounded monthly. there is no maturity date on this note The Company recorded the note in “promissory note due to related party-short term” in the consolidated balance sheets as of September 30, 2023.
(h) Disposal of SSE
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

(i) Promissory note with FNL

On June 7, 2022, the Company entered into a secured negotiable promissory note of $1.0 million with FNL. The note bore an interest rate of 6% and matured on March 7, 2023, or with a change of control of FNL, or in the event of default. The Company transferred the note to a third party at the price of $0.4 million and recorded $0.6 million impairment of this note during the three months ended September 30, 2022.

Note 11.    Share-Based Compensation
As of September 30, 2023, the Company had 0.2 million options and 0.0 million RSUs outstanding.
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
Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board of Directors approved the 2010 Plan pursuant to which options or other similar securities may be granted. On October 22, 2020, the Company’s shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 0.3 million shares to 0.5 million shares. As of September 30, 2023, options available for issuance are 0.4 million shares.
For the three months ended September 30, 2023 and 2022, total share-based payments expense was $0.7 million and $2.2 million, respectively. For the nine months ended September 30, 2023 and 2022, total share-based payments expense was $6.5 million and $7.4 million, respectively.
(a)Stock Options

a.Table of Contents
The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	268,323	$146.35	7.8	$—
Granted	2,800	4.75
Expired	(37,896)	161.59
Forfeited	(21,463)	105.76
Outstanding at September 30, 2023	211,764	145.66	7.1	—
Vested as of September 30, 2023	183,442	154.14	6.86	—
Expected to vest as of September 30, 2023	28,322	90.70	8.68	—
As of September 30, 2023, $0.9 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.17 years. The total intrinsic value of shares exercised in the nine months ended September 30, 2023 and 2022 was $0.0 million and $0.0 million. The total fair value of shares vested in the nine months ended September 30, 2023 and 2022 was $4.1 million and $6.7 million, respectively. Cash received from options exercised in the nine months ended September 30, 2023 and 2022 was $0.0 million and $0.0 million.
For the options with service conditions, the assumptions used to estimate the fair values of the stock options granted in the nine months ended September 30, 2023 and 2022 as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Expected term (in years)	5.38	5.51-5.53
Expected volatility	128%	123%-124%
Expected dividend yield	—%	—%
Risk free interest rate	3.91%	1.69%-2.87%
(b)Warrants
In connection with certain of the Company’s service agreements, the Company issued warrants to service providers to purchase common stock of the Company.

	September 30, 2023	December 31, 2022
Warrants Outstanding	Number of Warrants Outstanding and Exercisable	Number of Warrants Outstanding and Exercisable	Exercise Price	Expiration Date
Acuitas	—	40,000	$36.25
Acuitas	—	40,000	$36.25
Total	—	80,000
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

In the nine months ended September 30, 2023, the Company granted 0.1 million restricted shares to certain employees under the 2010 Plan which was approved by the Board. The restricted shares were vested either immediately or over 2.00 years. The aggregated grant date fair value of all those restricted shares was $1.5 million.

a.Table of Contents

As of September 30, 2023, there was $0.8 million of unrecognized compensation cost related to unvested restricted shares.
Note 12.    Net Loss Per Common Share
The following table summarizes the Company’s loss per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss from continuing operations	$(60,639)	$(31,883)	$(158,614)	$(83,455)
Net loss from discontinued operations	(2,368)	(5,531)	(24,206)	(20,237)
Net loss attributable to Ideanomics, Inc. common stockholders	$(63,007)	$(37,414)	$(182,820)	$(103,692)

Basic and diluted weighted average common shares outstanding	11,692,394	3,952,490	9,291,974	3,971,139
Net loss per share:
Basic and diluted
Continuing operations	$(5.19)	$(8.07)	$(17.07)	$(21.02)
Discontinued operations	$(0.20)	$(1.40)	$(2.61)	$(5.10)
Basic and diluted loss per share of Common Stock	$(5.39)	$(9.47)	$(19.68)	$(26.11)
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
The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive (in thousands):

	September 30, 2023	December 31, 2022
Warrants	—	80
Options and RSUs	237	336
Series A Preferred Stock	7	7
Series B Preferred Stock	866	500
Series C Preferred Stock	186	—
Contingent shares	—	12
Convertible promissory note and interest	3,099	243
Total	4,395	1,178

Note 13.    Income Taxes

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

a.Table of Contents
In general, the Company has net operating loss carryovers creating deferred tax assets that, to the extent that they do not offset deferred tax liabilities, are reduced by a 100% valuation allowance. Certain deferred tax liabilities cannot be offset by deferred tax assets. These consist of state deferred tax liabilities of certain US subsidiaries that file separate state tax returns and of certain foreign subsidiaries. The Company also has certain deferred tax liabilities that can only be 80% offset by deferred tax assets relating to net operating loss carryovers that can only offset 80% of taxable income. During the nine months ended September 30, 2023 there was an income tax benefit of approximately $4.3 million from continuing operations. This consisted principally of the approximately $2.4 million one-time benefit as discussed in the preceding paragraph plus approximately $1.9 million resulting from other sources. During the three months endedSeptember 30, 2023 there was an income tax benefit of approximately $0.9 million from continuing operations. The income tax benefits, other than from the one-time benefit, consisted principally of 1) the amortization or impairment of intangible assets with carrying values in excess of their tax bases, resulting in the reversal of related deferred tax liabilities, and 2) the creation of additional net operating loss carryovers capable of offsetting certain previously existing deferred tax liabilities.

In March 2022 approximately $4.7 million of deferred tax liabilities were recognized on the acquisition of Energica.

During the three months ended September 30, 2022, there was an income tax benefit of $0.3 million from continuing operations. During the nine months ended September 30, 2022, there was an income tax benefit of $0.7 million from continuing operations. The income tax benefits for the three and nine months ended September 30, 2022 consisted principally of foreign income tax benefits. These foreign income benefits consisted primarily of the reversal of some of Energica deferred tax liability as a result of Energica's losses.

At September 30, 2023 and December 31, 2022, the Company’s deferred tax assets do not include approximately $0.3 million of potential deferred tax assets, arising in 2021, not recognized because they do not meet the threshold for recognition. If these assets were to be recognized, they would be fully offset by a valuation allowance. Other than these, there were no uncertain tax positions that would prevent the Company from recording the related benefit as of September 30, 2023 and December 31, 2022.
Note 14.    Commitments and Contingencies
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

a.Table of Contents
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

SEC Investigation

As previously reported, the Company is subject to an investigation by the Division of Enforcement of the United States Securities and Exchange Commission (“SEC”). The Company is cooperating with the SEC investigation and has responded to requests for documents, testimony and information. The SEC staff has notified the Company that the staff has made a preliminary determination to recommend that the SEC initiate an enforcement action against the Company regarding certain disclosures, transactions and accounting determinations from 2017 into 2019 that relate to the Company’s former business focus and do not relate to the Company’s EV business. Certain individuals, including certain current and former members of Ideanomics' management team, received similar notifications. Although the Company believes that it has defenses, the Company is engaged in discussions with the SEC about a resolution through settlement of the matters at hand. Until a final settlement is agreed with the SEC, the Company is unable to predict the outcome of this matter at this time. As part of any potential resolution the Company could be required to pay civil penalties or other amounts, and remedies or conditions could be imposed as part of any resolution.

McCarthy v. Ideanomics

On December 14, 2022, Conor McCarthy, Ideanomics’ former CFO, filed an arbitration in front of the American Arbitration Association alleging breach of his separation agreement by Ideanomics and claiming as damages the entirety of his separation payment (approximately $0.7 million), statutory interest, and costs. The parties settled the arbitration on April 12, 2023 and later amended, pursuant to which Ideanomics will make payments towards Mr. McCarthy that shall total in the amount of $0.7 million. During the three months ended September 30, 2023, the Company made the payment of $0.2 million, and the balance of $0.4 million is recorded in "accrued salaries" in the unaudited condensed consolidated balance sheets.

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

Acuitas Capital, LLC v. Ideanomics

As previously reported, on March 14, 2023, Acuitas Capital, LLC (“Acuitas”) filed suit against Ideanomics in the U.S. District Court for the Southern District of New York, alleging breach of the Securities Purchase Agreement executed between the parties on November 14, 2022. On August 7, 2023, Ideanomics and Acuitas entered into a Settlement Agreement pursuant to which the parties subsequently filed with the court a stipulation of discontinuance with prejudice of the action. This settled the matter with no admission of liability made by either party.

3i LP v. Ideanomics

On March 21, 2023, Ideanomics was served with a notice of lawsuit filed in the Supreme Court of New York, New York County. The summons alleges breach of contract regarding an exclusive term sheet. On June 9, 2023, Ideanomics filed a motion to dismiss for failure to state a claim, since the term sheet expressly stated that it was non-binding (among other reasons), which the plaintiff opposed. Ideanomics’ counsel filed motions to dismiss the First and Second causes of action and the Court denied the motions on October 23, 2023. Although the Company believes it has defenses, the case remains pending. The Company recorded $0.5 million in "accrued expense" in the the unaudited condensed consolidated balance sheets.

Osirius Group v. Ideanomics

a.Table of Contents
On April 22, 2023, Osirius Group, LLC (“Osirius”) filed suit against Ideanomics in the U.S. District for the Eastern District Court of Michigan, alleging breach of contract between the parties. On August 22, 2023, a default judgment was entered by the Court in the amount of approximate $2.8 million dollars. The Company has since made payments in aggregate of $1.3 million, and the balance of $1.5 million remaining to be paid.

Additional Matters

In addition to the above, Ideanomics and its subsidiaries face a number of lawsuits alleging breach of contract for failure to make payment on contractual obligations.
Note 15.    Contingent Consideration
The following table summarizes information about the Company’s financial instruments measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	September 30, 2023
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$—	$—
Tree Technology - Contingent consideration[2]	—	—	78	78
Solectrac - Contingent consideration[3]	—	—	—	—
VIA - Contingent consideration[4]	$—	$—	$—	$—
Total	$—	$—	$78	$78

	December 31, 2022
	Level I	Level II	Level III	Total
DBOT - Contingent consideration[1]	$—	$—	$649	$649
Tree Technology - Contingent consideration[2]	—	—	118	118
Solectrac - Contingent consideration[3]	—	—	$100	100
Total	$—	$—	$867	$867

1 This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement expired at that time, and therefore the Company did not remeasure this liability after that. During the three months ended September 30, 2023, The Company did not believe it has any remaining obligation related to this and reversed the remaining liabilities.
2 This represents the liability incurred in connection with the acquisition of Tree Technology shares during the three months ended December 31, 2019 and as subsequently remeasured as of June 30 2023. The contractual period which required periodic remeasurement expired at that time, and therefore the Company did not remeasure this liability after that.
3 This represents the liability incurred in connection with the acquisition of Solectrac. The liability represents the fair value of the three contingent considerations that were entered into at closing. The fair value was determined using Monte-Carlo simulations as of December 31, 2022. The fair value was reduced to zero as of September 30, 2023 due to the change of projection.
4 This represents the liability incurred in connection with the acquisition of VIA. The liability represents the fair value of the three contingent considerations that were entered into at closing. The fair value was determined using Monte-Carlo simulations.The fair value was reduced to zero as of September 30, 2023 due to the change of projection.
DBOT Contingent Consideration
The fair value of the DBOT contingent consideration was valued using the Black-Scholes-Merton model.
The contractual period which required periodic remeasurement has expired as of April 17, 2020, and therefore the Company

a.Table of Contents
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

Tree Technologies Contingent Consideration

The fair value of the Tree Technologies contingent consideration as of December 31, 2022 was valued using a probability-weighted discounted cash flow approach which incorporates various estimates, including projected gross revenue for the periods, probability estimates, discount rates and other factors. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table summarizes the significant inputs and assumptions used in the probability-weighted discounted cash flow approach :

December 31, 2022
Weighted-average cost of capital	15.0%
Probability	5%-20%

The fair value of the Tree Technologies contingent consideration as of September 30, 2023 represents the actual liabilities calculated in accordance with the acquisition agreement.

Solectrac Contingent Consideration

The fair value of the Solectrac contingent consideration as of December 31, 2022 was valued using a Monte-Carlo simulation model. The significant unobservable inputs include volatility, discount rate and the risk free rate, Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The following table summarizes the significant inputs and assumptions used in the model:

December 31, 2022
Risk-free interest rate	3.4%
Expected volatility	25.0%
Expected discount rate	13.1%

VIA Contingent Consideration

The fair value of the VIA contingent consideration at the acquisition date, January 31 2023, was 73.6 million and valued using a Monte-Carlo simulation model. The significant unobservable inputs include volatility, discount rate and the risk free rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. In the nine months ended September 30, 2023, the Company recorded the remeasurement gain 73.6 million due to the change of projections based on current EV market conditions. The following table summarizes the significant inputs and assumptions used in the model:

January 31, 2023
Risk-free interest rate	3.7%
Expected volatility	65.0%
Expected discount rate	13.9%
The following table summarizes the reconciliation of Level 3 fair value measurements (in thousands):

a.Table of Contents

Contingent Consideration
January 1, 2023	$867
Addition	73,628
Remeasurement loss/(gain) recognized in the statement of operations	(74,417)
September 30, 2023	$78
Note 16.    Subsequent Events

Seventh Debenture under the Fourth Amendment to Secured Convertible Debenture Purchase Agreement

On October 27, 2023, under the same Fourth Amendment referenced, the Company agreed to a sale of a Secured Convertible Debenture (the “Seventh Debenture”) for a purchase price of $1.3 million. The funding, directly paid to vendors for regulatory purposes, occurs in two tranches with estimated spend of $0.9 million and $0.4 million. The first tranche was honored on October 27, 2023, and the second tranche has yet to be executed. Upon the terms and subject to the conditions contained in the Amended SDPA and Fourth Debenture, the Company promises to pay to YA II PN $1.5 million on January 31, 2024, (a) subject to earlier redemption at the Company’s option (upon payment of a redemption premium of 15% of the principal amount being redeemed or paid), and (b) subject to acceleration at the holder’s option upon an event of default described in the Indenture. The Company will also pay interest on outstanding principal of the Seventh Debenture at an interest rate of eight percent (8%), provided that such interest rate shall be increased to 18% upon an event of default.

Earnest Payment for the Sale of US Hybrid

On November 7, 2023, the Company received a $0.5 million earnest payment to enter in exclusive discussions for the sale of US Hybrid. As of the date of this filing, no definitive agreements have been entered into, and there can be no assurance that definitive agreements will be executed or that the sale will be completed.

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

Through September 30, 2023, the Company operates in one segment that is focused on accelerating commercial EV adoption in local and last-mile delivery vehicles and associated charging products. The Company’s vehicles and charging systems will provide fleet operators with confidence that EV can efficiently deliver what their business requires, affordably and reliably. The local delivery market is expected to continue to grow at a fast pace, as more retailers seek to offer greater convenience to customers.
Significant Transactions in the nine months ended September 30, 2023
VIA Acquisition
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

On July 25, 2023, we completed the sale of the Timios Operations for cash proceeds of $0.6 million and the extinguishment of outstanding payables to YA PN II of $2.4 million. There was no material gain or loss on the sale of the Timios operations. As of June 30, 2023, the China business component completed all commercial vehicle resale activities and does not expect to generate material revenues prior to the wind up of the legal entities in China. For information on the assets, liabilities, revenues and results of operations related to the discontinued operations, please refer to Note 1 in the unaudited condensed consolidated financial statements.

Businesses held for sale

a.Table of Contents
During the second quarter of 2023, our business components Energica, Solectrac, Wave Technologies and US Hybrid (the “held for sale businesses”) met the criteria for classification as assets held for sale and thus as discontinued operations. However, as the held for sale businesses comprise the substantial majority of assets, liabilities, revenues and operating costs of the company’s continuing operations and the period of time over which the disposal events are expected to occur, we have continued to present these operations as continuing operations. We believe this provides more relevant information in the primary financial statements. While these assets are classified as held for sale as we assess active third-party interest, we do not anticipate the sale of all of these businesses. For those that we do decide to sell, it is expected that the majority of the balances attributable to the held for sale businesses will not be divested until 2024. For information on the assets, liabilities, revenues and results of operations related to these business components, please refer to Note 1 in the unaudited condensed consolidated financial statements.

Principal Factors Affecting the Company’s Financial Performance
The business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of its operations both in 2022 and 2023:
•The Company’s ability to access the equity and debt markets to obtain the working capital and investment capital required to fund its EV operations. The Company’s EV businesses are in various stages of development with different levels of maturity, and are not profitable nor expected to be profitable and cash generative in the short to medium term. Consequently, the EV businesses are highly dependent on the Company’s ability to access the equity and debt capital markets to provide sufficient cash for these businesses to continue to develop their products, build large scale manufacturing capacity and invest in sales and marketing infrastructure. The availability of capital to fund growth in 2022 and 2023 has constrained the ability to capitalize on market demand for product at Solectrac and Energica, as market demand for these offerings continues to increase. The Company is pursuing additional avenues to provide its businesses with the capital they require, including direct strategic external investments into its businesses to fund those businesses’ development and growth.

•The rate of adoption of EV mobility. The Company will continue to face the externally imposed pace of adoption of EV, which in 2022 and 2023 was negatively impacted by supply chain constraints, rising interest rates in an inflationary economic cycle, and the slow introduction of state- and federal-level subsidies which the industry is reliant upon. This affected large fleet operators and public sector transportation operations alike. The availability and accessibility of public sector incentives may continue to affect the demand level for product offerings from within our operating businesses.

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

a.Table of Contents

RESULTS OF OPERATIONS - continuing operations
Comparison of Three Months Ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended
	September 30, 2023	September 30, 2022	Amount Change	% Change
Revenue	$665	$8,221	$(7,556)	(91.9)
Cost of revenue	2,118	8,878	(6,760)	(76.1)
Gross (loss) profit	(1,453)	(657)	(796)	n/m

Operating expenses:
Selling, general and administrative expenses	8,146	31,024	(22,878)	(73.7)
Research and development expense	1,540	830	710	85.5
Asset impairments	104,386	298	104,088	n/m
Goodwill impairments	10,712	—	10,712	n/m
Depreciation and amortization	5,635	1,652	3,983	n/m
Change in fair value of contingent consideration, net	(61,469)	—	(61,469)	n/m
Other general expenses	(261)	—	(261)	n/m
Total operating expenses	68,689	33,804	34,885	n/m

Loss from operations	(70,142)	(34,461)	(35,681)	n/m

Interest and other income (expense):
Interest income	—	941	(941)	n/m
Interest expense	(1,366)	(222)	(1,144)	n/m
Loss on disposal of investment	(1,153)	(30)	(1,123)	n/m
Other income, net	9,560	567	8,993	n/m
Loss before income taxes	(63,101)	(33,205)	(29,896)	90.0
Income tax benefit	876	312	564	n/m
Impairment of and equity in loss of equity method investees	—	(429)	429	n/m

Net loss from continuing operations	(62,225)	(33,322)	(28,903)	86.7

Net loss from discontinued operations, net of tax	(2,368)	(5,531)	3,163	(57.2)
Net loss	(64,593)	(38,853)	(25,740)	66.2

Net loss attributable to common shareholders	(64,593)	(38,853)	(25,740)	66.2

Net loss attributable to non-controlling interest	1,586	1,439	147	10.2

Net loss attributable to Ideanomics, Inc. common shareholders	$(63,007)	$(37,414)	$(25,593)	68.4

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

a.Table of Contents
Comparison of Nine Months Ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022	Amount Change	% Change
Revenue	$11,643	$18,943	$(7,300)	(38.5)
Cost of revenue	13,931	18,861	(4,930)	(26.1)
Gross profit (loss)	(2,288)	82	(2,370)	n/m

Operating expenses:
Selling, general and administrative expenses	69,830	91,604	(21,774)	(23.8)
Research and development expense	9,563	2,420	7,143	n/m
Asset impairments	142,370	699	141,671	n/m
Goodwill impairments	10,712	—	10,712	n/m
Depreciation and amortization	15,399	4,011	11,388	n/m
Change in fair value of contingent consideration, net	(74,416)	(131)	(74,285)	n/m
Other general expenses	89	—	89	n/m
Total operating expenses	173,547	98,603	74,944	76.0

Loss from operations	(175,835)	(98,521)	(77,314)	78.5

Interest and other income (expense):
Interest income	401	2,522	(2,121)	(84.1)
Interest expense	(2,636)	(1,256)	(1,380)	n/m
Gain on remeasurement of investment	—	10,965	(10,965)	n/m
Loss on disposal of investment	(1,153)	(218)	(935)	n/m
Other income, net	11,598	1,143	10,455	n/m
Loss before income taxes	(167,625)	(85,365)	(82,260)	96.4
Income tax benefit	4,258	742	3,516	n/m
Impairment of and equity in loss of equity method investees	—	(2,357)	2,357	n/m

Net loss from continuing operations	(163,367)	(86,980)	(76,387)	87.8

Net loss from discontinued operations, net of tax	(24,206)	(20,237)	(3,969)	19.6
Net loss	(187,573)	(107,217)	(80,356)	74.9

Net loss attributable to common shareholders	(187,573)	(107,217)	(80,356)	74.9

Net loss attributable to non-controlling interest	4,753	3,525	1,228	34.8

Net loss attributable to Ideanomics, Inc. common shareholders	$(182,820)	$(103,692)	$(79,128)	76.3

n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

a.Table of Contents

Revenues (in thousands)

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	Amount Change	% Change	September 30, 2023	September 30, 2022	Amount Change	% Change
EV products	$(1,312)	$3,170	$(4,482)	n/m	$2,753	$8,066	$(5,313)	(65.9)
EV services	17	—	17	n/m	29	—	29	n/m
Charging, batteries and powertrain products	482	206	276	n/m	1,989	583	1,406	n/m
Charging, batteries and powertrain services	—	426	(426)	n/m	30	1,205	(1,175)	(97.5)
Electric motorcycle products and services	1,415	4,249	(2,834)	(66.7)	6,300	8,779	(2,479)	(28.2)
Electric motorcycle sponsorship services	—	—	—	n/m	36	—	36	n/m
Other revenue	63	170	(107)	(62.9)	506	310	196	n/m
Total	$665	$8,221	$(7,556)	(92)%	$11,643	$18,943	$(7,300)	(39)%
n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022
Revenue for the three months ended September 30, 2023 was $0.7 million as compared to $8.2 million for the three months ended September 30, 2022, a decrease of $7.6 million. The decrease was primarily due to the decrease in revenue from EV products and electric motorcycle products and services. Revenue from EV products decreased from $3.2 million in the three months ended September 30, 2022 to $-1.3 million in the three months ended September 30, 2023, a decrease of $4.5 million. The negative revenue in EV products is a result of a change in accounting estimate related to dealer sales returns recognized in the Solectrac business unit. Revenue from electric motorcycle products and services decreased from $4.2 million in the three months ended September 30, 2022 to $1.4 million in the three months ended September 30, 2023, a decrease of $2.8 million. This decrease is offset by increased sales of charging, batteries and powertrain products which increased from $0.2 million in the three months ended September 30, 2022 to $0.5 million in the three months ended September 30, 2023, an increase of $0.3 million.

Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
Revenue for the nine months ended September 30, 2023 was $11.6 million as compared to $18.9 million for the nine months ended September 30, 2022, a decrease of $7.3 million. The decrease was primarily due to the decrease in revenue from EV products and electric motorcycle products and services. Revenue from EV products decreased from $8.1 million in the nine months ended September 30, 2022 to $2.8 million in the nine months ended September 30, 2023, a decrease of $5.3 million. The decrease in revenue of EV products is a result of a change in accounting estimate related to dealer sales returns recognized in the Solectrac business unit. Revenue from electric motorcycle products and services decreased from $8.8 million in the nine months ended September 30, 2022 to $6.3 million in the nine months ended September 30, 2023, a decrease of $2.5 million. This decrease is offset by increased sales of charging, batteries and powertrain products which increased from $0.6 million in the nine months ended September 30, 2022 to $2.0 million in the nine months ended September 30, 2023, an increase of $1.4 million.

a.Table of Contents
Cost of revenues (in thousands)

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	Amount Change	% Change	September 30, 2023	September 30, 2022	Amount Change	% Change
EV products	$(357)	$3,236	$(3,593)	n/m	$3,273	$8,394	$(5,121)	(61.0)
EV services	7	—	7	n/m	30	—	30	n/m
Charging, batteries and powertrain products	(232)	640	(872)	n/m	1,132	1,212	(80)	(6.6)
Charging, batteries and powertrain services	—	110	(110)	n/m	—	829	(829)	n/m
Electric motorcycle products and services	1,855	4,836	(2,981)	(61.6)	7,658	8,228	(570)	(6.9)
Electric motorcycle sponsorship services	29	—	29	n/m	199	—	199	n/m
Other revenue	816	56	760	n/m	1,639	198	1,441	n/m
Total	$2,118	$8,878	$(6,760)	(76.1)	$13,931	$18,861	$(4,930)	(26.1)
n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022
Cost of revenues was $2.1 million for the three months ended September 30, 2023, as compared to $8.9 million for the three months ended September 30, 2022, a decrease of $6.8 million. The decrease was mainly due to the cost of revenues from EV products which decreased from $3.2 million for the three months ended September 30, 2022 to $-0.4 million for the three months ended September 30, 2023, a decrease of $3.6 million. The negative cost in EV products is a result of a change in accounting estimate related to dealer sales returns recognized in the Solectrac business unit. The cost of revenues from electric motorcycle products and services which decreased from $4.8 million for the three months ended September 30, 2022 to $1.9 million for the three months ended September 30, 2023, a decrease of $3.0 million.

Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
Cost of revenues was $13.9 million for the nine months ended September 30, 2023, as compared to $18.9 million for the nine months ended September 30, 2022, a decrease of $4.9 million. The decrease was mainly due to the cost of revenues from EV products which decreased from $8.4 million for the nine months ended September 30, 2022 to $3.3 million for the nine months ended September 30, 2023, a decrease of $5.1 million. The decrease in cost of EV products is a result of a change in accounting estimate related to dealer sales returns recognized in the Solectrac business unit.

Gross profit (in thousands)

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	Amount Change	% Change	September 30, 2023	September 30, 2022	Amount Change	% Change
EV products	$(955)	$(66)	$(889)	n/m	$(520)	$(328)	$(192)	58.5%
EV services	10	—	10	n/m	(1)	—	(1)	n/m
Charging, batteries and powertrain products	714	(434)	1,148	n/m	857	(629)	1,486	n/m
Charging, batteries and powertrain services	—	316	(316)	n/m	30	376	(346)	(92.0)%
Electric motorcycle products and services	(440)	(587)	147	(25.0)	(1,358)	551	(1,909)	n/m
Electric motorcycle sponsorship services	(29)	—	(29)	n/m	(163)	—	(163)	n/m
Other revenue	(753)	114	(867)	n/m	(1,133)	112	(1,245)	n/m
Total	$(1,453)	$(657)	$(796)	n/m	$(2,288)	$82	$(2,370)	n/m
Gross profit ratio

a.Table of Contents

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
EV products	n/m	(2.1)%	n/m	(4.1)%
EV services	58.8%	—%	(3.4)%	—%
Charging, batteries and powertrain products	148.1%	(210.7)%	43.1%	(107.9)%
Charging, batteries and powertrain services	—%	74.2%	100.0%	31.2%
Electric motorcycle products and services	(31.1)%	(13.8)%	(21.6)%	6.3%
Electric motorcycle sponsorship services	—%	—%	(452.8)%	—%
Other revenue	(1195.2)%	67.1%	(223.9)%	36.1%
Total	(218.5)%	(8.0)%	(19.7)%	0.4%
n/m = Not Meaningful - represents percentage changes, in terms of absolute value over 100%.

Three months ended September 30, 2023 as compared to the three months ended September 30, 2022
The gross profit ratio for the three months ended September 30, 2023 was (218.5)%, while for the three months ended September 30, 2022, it was (8.0)%. The decrease was mainly due to the decreased gross margin on electric motorcycle products and services and other revenue and partially offset by the increased gross margin on charging, batteries and powertrain products.
EV products gross margin includes the Solectrac sales return adjustment due to the change of accounting estimate. Excluding this adjustment, the gross margin would be (1)%
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

The gross profit ratio for the nine months ended September 30, 2023 was (19.7)%, while for the nine months ended September 30, 2022, it was 0.4%. The decrease was mainly due to the decreased gross margin on electric motorcycle products and services and other revenue and partially offset by the increased gross margin on charging, batteries and powertrain products.
EV products gross margin includes the Solectrac sales return adjustment due to the change of accounting estimate. Excluding this adjustment, the gross margin would be 7%
Selling, general and administrative expenses
Three months ended September 30, 2023 as compared to the three months ended September 2023
Selling, general and administrative expenses for the three months ended September 30, 2023 were $8.1 million as compared to $31.0 million for the three months ended September 30, 2022, an decrease of $22.9 million. The decrease is mainly driven by various cost saving effort, including the reduction of employee cost, consulting fee. marketing expense and legal cost.

Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $69.8 million as compared to $91.6 million for the nine months ended September 30, 2022, an decrease of $21.8 million. the decrease is mainly driven by the various cost saving effort, including the reduction of employee cost and marketing expense.

Research and development expense
Three months ended September 30, 2023 as compared to the three months ended September 2023
Research and development expense was $1.5 million in the three months ended September 30, 2023 as compared to $0.8 million for the three months ended September 30, 2022, an increase of $0.7 million is mainly due to research and development expense incurred in VIA.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

a.Table of Contents
Research and development expense was $9.6 million in the nine months ended September 30, 2023 as compared to $2.4 million for the nine months ended September 30, 2022, an increase of $7.1 million is mainly due to research and development expense incurred in VIA.

Asset Impairment
Three months ended September 30, 2023 as compared to the three months ended September 2023
In the three months ended September 30, 2023, the Company recorded impairment losses of $104.3 million related to VIA motors intangible assets. In the three months ended September 30, 2022, the Company recorded impairment losses of $0.3 million mainly due to the impairment of a note receivable.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

In the nine months ended September 30, 2023, the Company recorded impairment losses of $27.4 million related to the settlement of VIA notes receivable, $6.9 million related to the VIA SAFE, $104.4 million related to VIA motors intangible assets and $3.2 million related to right of use assets of properties that ceased to use. In the nine months ended September 30, 2022, the Company recorded impairment losses of $0.7 million which represents the impairment of the interest accrued of available for sale securities and the a note receivable.

Goodwill Impairment
Three months ended September 30, 2023 as compared to the three months ended September 2023
In the three months ended September 30, 2023, the Company recorded impairment losses of $10.7 million related to VIA motors. There is no goodwill impairment in 2022.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
In the nine months ended September 30, 2023, the Company recorded impairment losses of $10.7 million related to VIA motors intangible assets. There is no goodwill impairment in 2022.

Change in fair value of contingent consideration, net
In the three months ended September 30, 2023, the Company recorded change in fair value of contingent consideration of $61.5 million mainly due to the change of VIA motors contingent consideration. There is no change in fair value of contingent consideration in 2022.
In the nine months ended September 30, 2023, the Company recorded change in fair value of contingent consideration of $74.4 million mainly due to the change of VIA motors contingent consideration. There is no change in fair value of contingent consideration in 2022.
.Depreciation and amortization
Three months ended September 30, 2023 as compared to the three months ended September 2023
Depreciation and amortization for the three months ended September 30, 2023 was $5.6 million as compared to $1.7 million for the three months ended September 30, 2022, an increase of $3.9 million. The increase was mainly due to the increased intangible assets amortization resulting from the VIA acquisitions.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

Depreciation and amortization for the nine months ended September 30, 2023 was $15.4 million as compared to $4.0 million for the nine months ended September 30, 2022, an increase of $11.4 million. The increase was mainly due to the increased intangible assets amortization resulting from the VIA acquisitions.

Other general expense
Three months ended September 30, 2023 as compared to the three months ended September 2023

a.Table of Contents
Other general expense for the three months ended September 30, 2023 mainly represents the $0.5 million reversal of legal accrual partly offset by the the $0.2 million legal settlement with Acuitas.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

Other general expense for the nine months ended September 30, 2023 mainly represents the $0.2 million legal settlement with Acruitas.
Interest income
Three months ended September 30, 2023 as compared to the three months ended September 2023
Interest income for the three months ended September 30, 2023 was $0.0 million as compared to $0.9 million for the three months ended September 30, 2022, an decrease of $0.9 million. The interest income in 2022 represents the interest income accrued of the notes receivable. There are no significant notes receivable during the three months ended September 30 2023 and no interest income accrued accordingly.
Nine months ended September 30, 2023 as compared to the nine months ended months ended September 30, 2022
Interest income for the nine months ended September 30, 2023 was $0.4 million as compared to $2.5 million for the nine months ended September 30, 2022, an decrease of $2.1 million. The decrease was mainly due to less interest income incurred because of lower carrying value of the notes receivables in 2023. Interest is not accrued for notes receivable which are impaired.
Interest expense
Three months ended September 30, 2023 as compared to the three months ended September 2023
Interest expense increased $1.1 million to $1.4 million for the three months ended September 30, 2023 from $0.2 million for the three months ended September 30, 2022, The increase is mainly due to $0.5 million debt discount amortization related to YA II PN convertible debenture and higher financing cost and higher financing cost.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

Interest expense increased $1.4 million to $2.6 million for the nine months ended September 30, 2023, from $1.3 million for the nine months ended September 30, 2022. The increase is mainly due to $1.2 million debt discount amortization related to YA II PN convertible debenture and higher financing cost.
Gain on remeasurement of investment
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
The Company recorded a gain on remeasurement of investment of $11.0 million in the nine months ended September 30, 2022. This was a result of the remeasuring of the Company's previous investment in Energica to its fair value of the date the Company obtained the majority of the Energica shares outstanding and consolidated Energica.
Loss on disposal of investment
Three months ended September 30, 2023 as compared to the three months ended September 2023
The Company recorded a loss on disposal of investment of 1.2 million in the three months ended September 30, 2023 related to the sales of Timios.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
The Company recorded a loss on disposal of investment of 1.2 million in the nine months ended September 30, 2023 related to the sales of Timios. The Company recorded a loss on disposal of investment of 0.2 million in the nine months ended September 30, 2022 mainly related to the dissolution and disposal losses for SSE and FNL
Other income, net

a.Table of Contents
Three months ended September 30, 2023 as compared to the three months ended September 2023
Other income, net increased $9.0 million to $9.6 million for the three months ended September 30, 2023, from $0.6 million for the three months ended September 30, 2022. The increase is mainly is due to $4.5 million D&O insurance recovery and $5.3 million gain from Inobat note settlement.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
Other income, net increased $10.5 million to $11.6 million for the nine months ended September 30, 2023 from $1,143 thousand for the nine months ended September 30, 2022, The increase is mainly due to $4.5 million D&O insurance recovery, $5.3 million gain from Inobat note transfer and 1.0 million gain from the sale of FNL.
Income tax benefit.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

During the nine months ended September 30, 2023, the income tax benefit of $4.3 million from continuing operations consisted principally of $2.4 million from the reduction of the Company’s valuation allowance that resulted from the acquisition of VIA along with a $1.8 million benefit from the operation of VIA and $0.1 million from foreign operations.

During the nine months ended September 30, 2022, the income tax benefit of $0.7 million from continuing operations, consisted principally of foreign income tax benefits.
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

During the three months ended September 30, 2023, the income tax benefit of $0.9 million, principally related to the operations of VIA.

During the three months ended September 30, 2022, the income tax benefit of $0.3 million, consisted principally foreign income tax benefits.

a.Table of Contents
Impairment of and equity in loss of equity method investees
Three months ended September 30, 2023 as compared to the three months ended September 2023
Equity in loss of equity method investees was 0.4 million for the three months ended September 30, 2022. This mainly represents the long term investment equity pickup, with no such equity pickup in 2023.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
Equity in loss of equity method investees was $2.4 million for the nine months ended September 30, 2022. This mainly represents the long term investment equity pickup, with no such equity pickup in 2023.

Net loss from discontinued operations, net of tax
Three months ended September 30, 2023 as compared to the three months ended September 2023
Net loss from discontinued operation was $2.4 million for the three months ended September 30, 2023 compared to a net loss of $5.5 million for the three months ended September 30, 2022. The decrease is mainly due to the less loss incurred in China.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
Net loss from discontinued operation was $24.2 million for the nine months ended September 30, 2023 compared to a net loss of $20.2 million for the nine months ended September 30, 2022. The increase is mainly from the significant loss incurred in Timios in the first quarter of 2023 due to impairment charges, partly offset by the less loss incurred in USH.
Net loss attributable to common shareholders
Three months ended September 30, 2023 as compared to the three months ended September 2023
Net loss attributable to non-controlling interests was $1.6 million for the three months ended September 30, 2023 compared to a net loss of $1.4 million for the three months ended September 30, 2022. The increase is mainly from Tree Techologies.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
Net loss attributable to non-controlling interests was $4.8 million for the nine months ended September 30, 2023 compared to a net loss of $3.5 million for the nine months ended September 30, 2022. The increase is mainly from Energica and Tree Technology.
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

As of September 30, 2023 and December 31, 2022, the Company recorded charges of $900,000.00 and $1.2 million in connection with its China restructuring actions on the consolidated balance sheet. The restructuring charges consist of employee termination costs of $0.9 million and $1.1 million, respectively. Employee termination benefits were recorded based on statutory requirements, completed negotiations and Company policy.

In the second quarter of 2023, the Company decided to wind down Tree Technology business, Accordingly the Company recorded employee termination cost of $0.5 million related to Tree Technology wind-down as of September 30, 2023.

As of June 30, 2023 China and Tree Technologies had completed all expected run-off activities and consequently was classified as a discontinued operation.
LIQUIDITY AND CAPITAL RESOURCES

a.Table of Contents
As of September 30, 2023, the Company had cash of $6.2 million with $1.9 million in continuing operations and $4.3 million in discontinued operations. Approximately $5.1 million was held in accounts outside of the United States, primarily in Italy and the PRC.
Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.
The following table provides a summary of net cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(44,764)	$(109,287)
Net cash used in investing activities	(2,847)	(90,848)
Net cash provided by (used) financing activities	31,919	(42,788)
Effect of exchange rate changes on cash	(42)	(1,755)
Net increase in cash and cash equivalents	(15,734)	(244,678)
Cash and cash equivalents at beginning of period	21,929	269,863
Cash and cash equivalents at end of period	$6,195	$25,185
Less: Cash of discontinued operations at end of period	$4,311	$20,123
Cash and restricted cash of continuing operations at end of period	$1,884	$5,062
Operating Activities

Cash used in operating activities was $44.8 million for the nine months ended September 30, 2023 as compared to cash used in operating activities of $109.3 million in nine months ended September 30, 2022. The primary reasons for the year-over-year difference are: (1) an increase in net loss to $163.4 million in the current period as compared to a net loss of $87.0 million in the same period of 2022, and (2) total non-cash adjustments increase (decrease) to net loss was $101.8 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively; (3) total changes in operating assets and liabilities resulted in $27.4 million and $(12.8) million in cash used in operating activities for the nine months ended September 30, 2023 and 2022, respectively.
Investing Activities

Cash used in investing activities was $2.8 million for the nine months ended September 30, 2023, which was primarily due to expenditures incurred for the acquisition of debt securities. Cash used in investing activities was $90.8 million for the nine months ended September 30, 2022, which was primarily due to expenditures incurred for the acquisition of Energica and debt securities.
Financing Activities

In the nine months ended September 30, 2023, the Company received $31.9 million from financing activities versus repaid $42.8 million in the nine months ended September 30, 2022. The company received $7.7 million by issuing convertible notes in the nine months ended September 30, 2023, as compared to $0.0 million generated in the nine months ended September 30, 2022. The Company received $4.0 million from exercises of warrants and stock options and issuance of common stock during the nine months ended September 30, 2023, as compared to $0.0 million in the nine months ended September 30, 2022. In the period ended September 30, 2023, the Company made a repayment of $2.1 million to settle a related party loan and $7.0 million to revolving line of credit. In the period ended September 30, 2023, the Company received $9.9 million from issuance of preferred stock, $2.1 million from borrowing from related party, $8.7 million from borrowing from third party, and $6.0 million from revolving line of credit.
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

a.Table of Contents
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
OUTLOOK

The Company seeks to accelerate the commercial adoption of electric vehicles. The Company’s EV and technology acquisitions during 2023, 2022 and 2021 completed the foundation for its EV, and energy and charging services offering. This integrated offering helps support business progress toward its mission of offering fleet operators a range of vehicles and associated charging systems through a single procurement partner.

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

Additionally, due to market conditions across the EV industry, Ideanomics Management believes that the aggregate intrinsic value of its subsidiaries exceeds the current public market capitalization. This valuation discrepancy, as observed by the Company, is based on internal and external assessments of the underlying businesses and their potential for growth and profitability. In line with this perspective and in the best interest of enhancing shareholder value, the Company is actively considering inbound inquiries and working with outside advisors for direct strategic investment into, and the potential divestment of some of these subsidiary entities. Furthermore, with the divestiture of the Company's fintech assets, and due to conditions in the capital markets, as part of its increased focus on its core competencies in local and last-mile delivery and associated charging products, it has decided to shift away from offering its own customer financing solutions via Ideanomics Capital.

In pursuing the above-described strategy, the Company expects the additional capital from direct strategic investment and divestment to strengthen its financial position and enable its continued focus on the large addressable market opportunity in local and last-mile delivery, and be prepared to capture market share as customer interest increases in the market. Additionally, given the Company’s expertise in the electric vehicle market, should it identify innovative growth technology companies in adjacent areas (such as artificial intelligence related to the Mobility market and adjacent areas) that the Company believes represent growth opportunities, it intends to investigate strategic partnership or acquisition to bolster those companies’ offerings and generate increased value for the Company’s shareholders.

At the operating business level, further investment is planned to support continuous technology and product development and the associated manufacturing and assembly expansion to support increasing demand and revenue achievement.

Macroeconomic conditions, global supply chain slowdowns and shipping constraints continue to present challenges at each of the Company's operating companies.
Environmental Matters
The Company is subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, environmental contamination and the protection of the environment. We have made, and expect to make in the future,

a.Table of Contents
expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also incur fines and penalties from time to time associated with noncompliance with such laws and regulations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $1.9 million as of September 30, 2023. Any cash and cash equivalents invested primarily in money market and like funds and are not invested for trading or speculative purposes. However, due to the short term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our business. In addition, The Company had $6.1 million of fixed rate 4.0% convertible debt outstanding as of September 30, 2023. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of issuance of new debt, such debt could be subject to changes in interest rates.

Foreign Currency Risk

The Company has operations in a number of foreign countries and sources components for its US manufacturing operations internationally; consequently, the Company is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements, the remeasurement of foreign currency transactions and increased raw material costs for components purchased in foreign currencies. Related to these, risks, a hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $0.4 million. Actual results may differ.

While our exposure to foreign exchange risk is not currently material to us, we expect to grow our international revenues in the future, and any future potential exposure to foreign exchange fluctuations may present a material risk to our business. We recorded foreign currency exchange losses of $0.1 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2023 that our disclosure controls and procedures were not effective in ensuring that material that we are required to disclose in such reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

3.13	Certificate of Change to Articles of Incorporation.[incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 25, 2023)]
10.1	Fourth Amendment to the Secured Debenture Purchase Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 20, 2023]
10.2	Secured Convertible Debenture dated July 13, 2023 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 20, 2023]
10.3	Amended Secured Convertible Debenture dated March 30, 2023 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 20, 2023]
10.4	Amended Secured Convertible Debenture dated April 17, 2023 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 20, 2023]
10.5
Reissued and Amended and Restated Secured Convertible Debenture dated May 1, 2023 [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 20, 2023]

10.6	Secured Convertible Debenture dated September 7, 2023 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 14, 2023]
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document

a.Table of Contents

101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_____________________________________________
*Filed herewith
**Furnished herewith
† Indicates management contract or compensatory plan or arrangement

a.Table of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEANOMICS, INC.

Date: November 21, 2023	By:	/s/ Scott Morrison

Scott Morrison
Chief Financial Officer
(Principal Financial and Accounting Officer)