Form 10-K
period 2023-12-31
IDEANOMICS, INC.
filed 2024-06-18
CIK 837852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $0.1 billion based upon the per share closing price as of such dated reported on the Nasdaq Capital Market for the registrant’s common stock, which was $8.75.
There were a total of 20,068,435 shares of the registrant’s common stock outstanding as of June 13, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

IDEANOMICS, INC.
Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2023

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
The following is a glossary of certain terms used in this report:

$	refers to the legal currency of the United States.
2020 Financial Subsidies Circular	refers to the Circular on Improving Subsidy Policies on Promotion and Application of New Energy Vehicles issued by the MOF, the MOST, the MIIT and the NDRC.
2021 Financial Subsidies Circular	refers to the Circular on Further Improving the Financial Subsidy Policy for the Wider Application of New-energy Vehicles issued by the MOF, the MOST, the MIIT and the NDRC.
2010 Plan	refers to the 2010 Stock Incentive Plan.
2022 Financial Subsidies Circular	refers to the Circular on Financial Subsidy Policy for Application and Promotion of New-energy Vehicles in the year of 2022 issued by the MOF, the MOST, the MIIT and the NDRC.
401(k) Plan	refers to 401(k) defined contribution plan.
Acuitas	refers to Acuitas Capital, LLC.
AHFCA Act	refers to the Accelerating Holding Foreign Companies Accountable Act, passed by the U.S. Senate.
AI	refers to artificial intelligence.
Amer	refers to Amer Global Technology Limited.
ASC	refers to Accounting Standards Codification. 1.19.23
ASC 205	refers to Accounting Standards Codification Topic 205, Presentation of Financial Statements.
ASC 260	refers to Accounting Standards Codification Topic 260, Earnings Per Share.
ASC 350	refers to Accounting Standards Codification Topic 350, Intangibles-Goodwill and Other.
ASC 410	refers to Accounting Standards Codification Topic 410, Asset Retirement and Environmental Obligations.
ASC 470	refers to Accounting Standards Codification Topic 470, Debt.
ASC 606	refers to Accounting Standards Codification Topic 606, Revenue From Contracts With Customers.

ASC 715	refers to Accounting Standards Codification Topic 715, Compensation – Retirement Benefits.
ASC 718	refers to Accounting Standards Codification Topic 718, Stock Compensation.
ASC 810	refers to Accounting Standards Codification Topic 810, Consolidation.
ASC 842	refers to Accounting Standards Codification Topic 842, Leases.
ASC 950	refers to Accounting Standards Codification Topic 950, Financial Services - Title Plant.
ASC 958	refers to Accounting Standards Codification Topic 958, Not-for-Profit Entities.
ASEAN	refers to the Association of Southeast Asian Nations.
Assistance Agreement	refers to the Assistance Agreement by and between the State of Connecticut, acting by the Department of Economic and Community Development.
ASU 2016-13	refers to Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326).
ASU 2018-07	refers to Accounting Standards Update 2018-07, Stock Compensation (Topic 718).
ASU 2019-12	refers to Accounting Standards Update 2019-12, Income Taxes (Topic 740).
ASU 2020-06	refers to Accounting Standards Update 2020-06, Debt (Topic 470).
ASU 2021-04	refers to Accounting Standards Update 2021-04, Earning Per Share.
ATS	refers to Alternative Trading System.
BCF	refers to beneficial conversion feature.
BEAT	refers to the Base Erosion and Anti-Abuse Tax.
BEV	refers to battery electric vehicles.
Board	refers to the Company's Board of Directors.
BSSGCD	refers to Beijing Seven Stars Global Culture Development Inc.
CAA	refers to State Certification and Accreditation Administration Committee.
CaaS	refers to Charging as a Service.
CAC	refers to the Cyberspace Administration of China.
Cantor	refers to Cantor Fitzgerald & Co.
CapEx	refers to funds used by a company to acquire, upgrade, and maintain physical assets.
Catalogue	refers to Catalogue of Industries for Encouraged Foreign Investment ("Encouraged Foreign Investment Catalogue,") together with the Negative List.
CB Cayman	refers to our wholly-owned subsidiary Mobile Energy Global Limited (formerly China Broadband, Ltd.).
CCPA	refers to the new California Consumer Protection Act.
Certified B Corp	refers to B Corporation certification is granted by B Lab, a non-profit [organization], and indicates that a business [meets certain standards of transparency, accountability, sustainability, and performance].
CFPB	refers to Consumer Financial Protection Bureau.
China	refers to the People’s Republic of China.
Chinese	refers to the People’s Republic of China.
CIT	refers to Corporate Income Tax.
CIT Law	refers to Corporate Income Tax Law of the PRC.
Commitment Shares	refers to Ideanomics issuing 1.0 million shares of the Company's common stock as a commitment fee to YA II PN.
COVID-19	refers to Novel Coronavirus 2019.
CSRC	refers to the China Securities Regulatory Commission.
DBOT	refers to the Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital of DBOT. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
Dodd-Frank	refers to Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
Dr. Wu	refers to Dr. Bruno Wu., the former Chairman of the Company as of December 31, 2020.
Exchange Act	refers to Securities Exchange Act of 1934, as amended.
EIT	refers to earned income tax.

EIT Law	refers to Enterprise Income Tax law.
Energica	refers to Energica Motor Company, S.P.A., manufacturer of high-performance electric motorcycles.
Energy Sales	refers to Qingdao Chengyang Medici Zhixing New Energy Vehicle Co., Ltd. (formerly Qingdao Chenyang Ainengju New Energy Sales and Service Company Limited).
EPA	refers to Environmental Protection Agency.
EQUITABLE	refers to Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges.
ESG	refers to Environmental, Social and Governance.
EV	refers to electric vehicles, particularly battery operated electric vehicles.
Exchange Act	refers to the Securities Exchange Act of 1934, as amended.
FASB	refers to the Financial Accounting Standards Board.
FCEV	refers to fuel cell electric vehicles.
FCPA	refers to the Foreign Corrupt Practice Act.
FMVSS	refers to Federal Motor Vehicle Safety Standards.
FIE	refers to foreign invested enterprise.
FINRA	refers to the Financial Industry Regulatory Authority.
Fintech	refers to financial technology.
FMVSS	refers to Federal Motor Vehicle Safety Standards.
FNL	refers to FNL Technologies, Inc., the owner and operator of the social media platform Hoo.be.
Founder Space	refers to Seven Stars Founder Space Industrial Pte. Ltd.
GAAP	refers to generally accepted accounting principles in the United States of America.
GDPR	refers to General Data Protection Regulation.
GILTI	refers to the Global Intangible Low-Taxed Income.
Glory	refers to Glory Connection Sdn. Bhd.
Hong Kong	refers to the Hong Kong Special Administrative Region of the People’s Republic of China.
HKD	refers to Hong Kong dollars.
Ideanomics China	refers to Mobile Energy Global (MEG) the subsidiary that holds all of the Company’s EV.
ICE	refers to internal combustion engine.
Ideanomics/Company	refers to Ideanomics Inc.
Intelligenta	refers to the BDCG investment which was rebranded as Intelligenta.
IP	refers to intellectual property.
JUSTLY	refers to the company formerly known as DBOT - Delaware Board of Trade Holdings, Inc. which is holding company for the Company’s FINRA Registered Broker Dealer. The Company owns 99% of the share capital Delaware Board of Trade Holdings, Inc. On September 20, 2021 the name was changed to Justly Holdings Inc. (JUSTLY).
KYC	refers to Know Your Customer requirements.
MIIT	refers to the PRC Ministry of Industry and Information Technology.
MOF	refers to the PRC Ministry of Finance.
MOFCOM	refers to the PRC Ministry of Commerce.
MOST	refers to the PRC Ministry of Science and Technology.
Mr. McMahon	refers to Mr. Shane McMahon.
Mr. Zhu	refers to Mr. Jianya Zhu.
NASDAQ	refers to the Nasdaq Stock Market.
NDRC	refers to National Development and Reform Commission.
Negative List	refers to the Special Administrative Measures for Access of Foreign Investment.
New Energy	refers to Qingdao Chengyang Medici Zhixing New Energy Vehicle Co., Ltd., formerly known as Qingdao Chengyang Mobo New Energy Vehicle Sales Service Company Limited.

New Energy Vehicle Catalogue	refers to Catalogue of New Energy Vehicle Models Exempted from Vehicle Purchase Tax.
NHTSA	refers to the National Highway Traffic Safety Administration.
NOLs	refers to net operating losses.
Notice 112	refers to the Notice of the State Taxation Administration on Negotiated Reduction of Dividends and Interest Rates.
OEM	refers to original equipment manufacturer.
OpEx	refers to the day-to-day operating expenses of a business.
Orangegrid	refers to Orangegrid LLC.
PEA	refers to Prettl Electronics Automotive.
Qianxi	refers to Guizhou Qianxi Green Environmentally Friendly Taxi Service Co.
Qingdao Medici	refers to Qingdao Medici New Energy Vehicle Co., Ltd.
Qingdao Xingyang Investment	refers to Qingdao Chengyang Xinyang Development and Investment Company Limited.
QSIQ	refers to General Administration of Quality Supervision, Inspection and Quarantine.
PBOC	refers to the People’s Bank of China.
PCAOB	refers to the Public Company Accounting Oversight Board.
PHMSA	Pipeline and Hazardous Materials Safety Administration.
PRC	refers to the People’s Republic of China.
PSE	refers to Pt Pasifik Sakti Eniniring, a company incorporated in in Indonesia and party to an Agent Agreement to distribute Tree Technologies motorcycles in Indonesia.
Renminbi	refers to the legal currency of the PRC.
REO	refers to real-estate-owned.
RESPA	refers to Real Estate Settlement Procedures Act.
RMB	refers to the legal currency of the PRC.
SAFE	refers to Simple Agreement for Future Equity.
SAFE PRC	refers to the State Administration of Foreign Exchange (the PRC regulator that oversees matters regarding foreign exchange).
SAMR	refers to State Administration for Market Supervision.
Sarbanes-Oxley Act	refers to Section 404 of the Sarbanes-Oxley Act of 2002, as amended.
SCNPC	refers to Standing Committee of the National People’s Congress.
SEC	refers to the United States Securities and Exchange Commission.
SEDA	refers to standby equity distribution agreement.
Securities Act	refers to the Securities Act of 1933, as amended.
SEPA	refers to Standby Equity Purchase Agreement.
Shandong	refers to Ideanomics Shengtong New Energy Co., Ltd.
Solectrac	refers to Solectrac, Inc., which was acquired on June 11, 2021.
SPA	refers to Securities Purchase Agreement.
SSE	refers to Seven Stars Energy PTD LTD.
SSSIG	refers to Sun Seven Stars Investment Group Limited, a British Virgin Islands corporation, an affiliate of Dr. Wu, the former Chairman of the Company.
TCJA	refers to the Tax Cuts and Jobs Act, enacted by the United States of America on December 22, 2017.
TFR	refers to Trattamento di Fine Rapporto.
TILA	refers to Truth-in-Lending Act.
Timios	refers to Timios Holdings Corp. and its affiliates which was acquired on January 8, 2021.
Tree Technologies	refers to Tree Technologies Sdn. Bhd., headquartered in Kuala Lumpur, Malaysia and through its Treeletrik brand sells EV bikes, scooters, and batteries throughout the ASEAN region.
U.S. dollars	refers to the legal currency of the United States.
U.S. GAAP	refers to accounting principles generally accepted in the United States of America.
v

US Hybrid	refers to US Hybrid Corporation, which was acquired on June 20, 2021.
USD	refers to the legal currency of the United States.
VIA	refers to VIA Motors International, Inc. a business that produces commercial battery electric vehicles using a skateboard architecture.
VIEs	refers to variable interest entities.
VWAP	refers to volume weighted average price.
WAVE	refers to Wireless Advanced Vehicle Electrification, Inc. which was acquired on January 15, 2021.
WAVE Agreement	refers to the agreement and plan of merger the Company entered into to acquire 100.0% of Wireless Advanced Vehicle Electrification, Inc.
YA II PN	refers to YA II PN, Ltd.
YOD	refers to You-on-Demand, this business was closed during 2019.

PART I
ITEM 1.    BUSINESS
Overview

Ideanomics is an American company, headquartered in New York. Ideanomics has a clear mission – to accelerate the commercial adoption of electric vehicles.

The Company’s EV and technology acquisitions during 2023, 2022 and 2021 completed the foundation for its EV, and energy and charging services offering.

The Company believes its largest addressable market opportunity is local and last-mile delivery vehicles and associated charging products for last- and middle-mile delivery vehicles. The Company’s vehicles and charging systems will provide fleet operators with confidence that EV can deliver what their business requires, affordably and reliably. The local delivery market is expected to continue to grow at a fast pace, as more retailers seek to offer greater convenience to customers.

Additionally, due to market conditions across the EV industry, Ideanomics Management believes that the aggregate intrinsic value of its subsidiaries exceeds the current public market capitalization. This valuation discrepancy, as observed by the Company, is based on internal and external assessments of the underlying businesses, attributable IP, and their potential for growth and profitability. In line with this perspective and in the best interest of enhancing shareholder value, the Company is actively considering inbound inquiries and working with outside advisors for direct strategic investment into, and the potential divestment of some of these subsidiary entities.

In pursuing the above-described strategy, the Company expects the additional capital from direct strategic investment and divestment to strengthen its financial position. It expects this to enable its continued focus on the large addressable market opportunity in local and last-mile delivery and be prepared to capture market share as customer demand increases. This demand is driven by current and future legislative timelines which phase out commercial vehicles powered by fossil fuels in favor of clean energy technologies such as battery electric vehicles (BEV). Leveraging its extensive experience and expertise in the electric vehicle market, the Company remains poised to explore potential growth opportunities in related fields. Should it identify promising innovative technology companies in adjacent sectors, such as artificial intelligence and other key technologies relevant to the mobility market, the Company intends to explore strategic partnerships or acquisitions to enhance their offerings and deliver increased value to its shareholders.
Principal Products or Services and Their Markets

WAVE Charging

Founded in 2011, and headquartered in Salt Lake City, Utah, WAVE Charging is a leading provider of high-power inductive (wireless) charging solutions for medium and heavy-duty EVs. Embedded in-route on public roads and at depot facilities, the WAVE system automatically charges vehicles during scheduled stops without the inconvenience of cable-based systems. The hands-free WAVE system improves operational efficiency of electric vehicles and enables fleets to achieve extended duty cycles comparable to those of traditional ICE commercial vehicles. This is believed to be a key step in enabling perpetual operations for fleets, and an enabling technology for autonomous freight and autonomous warehouse operations.

Deployed since 2012, WAVE has demonstrated the capability to develop and integrate high-power charging systems into heavy-duty EVs from leading commercial EV manufacturers. WAVE provides custom fleet solutions for mass transit, logistics, airport and campus shuttles, drayage fleets, and off-road vehicles at ports and industrial sites.

Since the acquisition of WAVE in January 2021, the Company has continued investment in engineering, facilities and production resources, including continuous development programs improving technology, reducing cost and scaling manufacturing. These investments and programs are necessary to meet current and anticipated demand for WAVE’s high power inductive wireless charging products. WAVE has continued to develop its high-powered induction capabilities beyond 250kW, successfully delivering systems at 125kW and 500kW. To support widespread adoption, WAVE is developing relationships with additional OEM partners to facilitate the integration of its vehicle-side hardware. Additionally, WAVE is pursuing interoperability between its systems so WAVE-enabled vehicles may access wireless charging regardless of the power level of a given WAVE system.

WAVE is currently deploying projects with large logistics fleets to pursue scalable market opportunities in the local and last-mile delivery market, in addition to customers in the transit, port, and other specialist markets.

VIA Motors

Acquired in January 2023, VIA Motors is a leading commercial electric vehicle company with proven advanced electric drive technology, delivering sustainable mobility solutions for a more livable world. VIA designs and markets commercial electric vehicles and technology, with superior life-cycle economics, for use across a broad cross-section of the global fleet customer base.

With its acquisition of VIA Motors, Ideanomics has acquired a business which has developed a proprietary commercial battery electric skateboard architecture in the high-growth Class 2 to 5 commercial EV segment. The skateboard architecture provides an opportunity to customize the vehicle configuration in a van or cab/chassis to meet specific customer needs. VIA is well advanced in the development and validation of the product and has attracted potential opportunities to both sell direct to market as well as license its vehicle platform to incumbent vehicle manufacturers seeking to enter the class 2 to 5 commercial vehicle segment.

Energica

Acquired in March 2022, Energica is an electric motorcycle company based in Modena, Italy, that has been recognized with multiple awards as one of the world's leading electric motorcycle manufacturers.

In addition to its popularity with motorcycle enthusiasts, Energica is building its reputation as a leading electric motorcycle provider to law enforcement. Its high-performance motorcycles are being used by several police forces around the world. Energica captured the attention of the global law enforcement market in 2022 when it provided 88 electric motorcycles to the Indonesian Police Department for use during the G20 Summit, resulting in additional sales and interest from police fleets globally.

Its Energica Inside business unit is helping OEMs quickly and affordably bring to market a new generation of electric vehicles, including watercraft, aircraft, passenger and urban mobility vehicles - all built around Energica’s EV engineering and technology. Energica Inside has several announced projects underway in the aviation, nautical, and two-wheeler industries.

Energica plans to continue expanding its global distribution network, accelerate production and sales and introduce new models and new EV technology.

Ideanomics owns a majority stake in Energica with over 70% ownership, and the founders, including Energica's management owning the balance of the Company’s equity.

Solectrac

Acquired in June 2021, Solectrac is a California-based assembler and distributor of electric powered tractors and is a certified B Corp. As a first mover, Solectrac has built a leadership position in the North American electric tractor market. Solectrac has begun the development of a new tractor range, an innovative electric two-wheel tractor, and electrified implements.

Due to shifting market conditions, Solectrac has decided to shift its focus away from building a national dealer/distributor network to a direct-to-customer strategy supported by a small number of dealers in geographic regions where adoption of the technology is greater. This shift ensures the Company can provide excellent service and support to its customers. Solectrac's direct customer sales are further supported by government programs designed to incentivize electrification.

Businesses held for sale

Our business components Energica, Solectrac, and US Hybrid (the “held for sale businesses”) met the criteria for classification as assets held for sale and thus as discontinued operations. However, as the held for sale businesses comprise the substantial majority of assets, liabilities, revenues and operating costs of the Company’s continuing operations and the period of time over which the disposal events are expected to occur, we have continued to present these operations as continuing operations. We believe this provides more relevant information in the primary financial statements. While these assets are classified as held for sale as we assess active third-party interest, we do not anticipate the sale of all of these businesses. For those that we do decide to sell, it is expected that the majority of the balances attributable to the held for sale businesses will not be divested until 2024.

For information on the assets, liabilities, revenues and results of operations related to these business components, please refer to Note 1 in the unaudited condensed consolidated financial statements.

On January 12 2024, we completed the sale of US Hybrid to J.P.L Holding Company. Please refer to Note 25 for more details related to this subsequent event.

Other Businesses

The Company has identified and informed the market of its desire to restructure and divest certain businesses deemed outside of its core focus.

Ideanomics China (formerly known as Mobile Energy Global)

The Company is in the final stages of winding down its operations in China as it shifts its focus toward the US market opportunity.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

The markets in which we participate are dynamic and highly competitive, requiring companies to react quickly to capitalize on opportunity. We retain skilled and experienced personnel and deploy resources to meet the changing demands of the industry and to capitalize on change. The market for our products is highly competitive and subject to rapid technological change. We encounter significant domestic and international competition across all units of our business.

The Company’s EV business operates in the market for fleet commercial vehicles, which is still in the development stage. The Company could face competition from other companies that develop and operate similar EV and charging products and services.

Purchasers of commercial vehicles have the choice between traditional ICE vehicles and EVs and this is likely to continue for at least the next six years as regulatory policy on clean energy vehicles comes into effect. The most important drivers for the development of the commercial fleet EV market are federal and state regulations relating to clean air and electric vehicles, including subsidies and incentives to help owners of fleets of commercial vehicles convert from combustion engines to EV. The speed at which fleet operators convert to EV is highly correlated with government regulations, targets and related subsidies and incentives. If the governments, or municipalities, change the regulations, targets, incentives or subsidies then the rate at which fleet operators convert their vehicles to EV could slow down, which in turn may lead to lower revenues for the Company. Additionally, the rate and form in which the commercial fleet EV market develops is dependent upon technological developments in battery and charging systems; deployment of the charging infrastructure to support widespread commercial EV use and the development of new financing and lending structures that address the different collateral and resale values of the battery and vehicle versus ICE vehicles.
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

Our products are manufactured or assembled from both standard components and parts that are proprietary to our specifications. Our internal operations are largely process-oriented and depend upon a supply chain which is reliant on the pricing and availability of various raw materials, including aluminum, copper, steel, ferrite, optical fiber and plastics and other polymers, among others. Other parts are produced using processes such as stamping, machining, molding and pressing from metals or plastics. Portions of the requirements for these materials are purchased under supply arrangements where some portion of the unit pricing may be indexed to commodity market prices for these metals. We may occasionally enter forward purchase commitments or otherwise secure availability for specific commodities to mitigate our exposure to price changes for a portion of our anticipated purchases. Certain of the raw materials utilized in our products may only be available from a few suppliers, and we may enter into longer term agreements to secure access to certain key inputs. We may, therefore, encounter significant price increases and/or availability issues for the materials we obtain from these suppliers, such as those that we saw in 2021. These supply chain constraints limited our ability to manufacture and deliver products to our customers in 2022 and 2023, and we expect this may continue into 2024.

Our profitability has been and may continue to be materially affected by changes in the market price of raw materials and components, most of which are linked to the commodity markets. Prices for, and for certain materials, availability of, lithium, aluminum, copper, plastics, silicon and certain other polymers derived from oil and natural gas have fluctuated substantially during the past several years. We have adjusted our prices for certain products and may have to adjust prices again. Delays in implementing price increases, failure to achieve market acceptance of price increases, or price reductions in response to a rapid decline in raw material costs, could have a material adverse impact on the results of our operations.

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
Working Capital Requirements

As the Company expands its business the need for working capital will continue to grow. The Company acquired several companies and most of its subsidiaries are considered growth companies at various stages of maturity. For these reasons it will require working capital for both organic growth of those business plus for the purchase of components for the manufacture and assembly of the Company’s respective EV and wireless charging systems. The Company will continue to raise both debt and equity capital to support the working capital needs of these businesses and its U.S. headquarters functions.
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

Business and Customer Concentration

The Company is in the process of building out its EV business and has not yet reached a stage of development where the loss of any single customer would have a material adverse effect on the Company.

On January 18, 2024, the Company filed a Form 8-K disclosing that its subsidiary Wireless Advanced Vehicle Electrification, LLC. received a purchase order from a new customer, a large retail and logistics company. Though the loss of revenue from this customer does not currently represent a material adverse risk to the Company, it has the potential to become a significant customer and could, in the future, represent such a risk.
Reliance on Government Contracts

In its operations the Company does not typically contract directly with national governments, however it may contract with federal or state agencies, and local municipalities.

The Company does not contract directly with the government of the PRC.

Additionally, the rate at which commercial fleets convert to EV is heavily influenced by federal and state policies globally as they relate to clean air and adoption of EV technology. Consequently, the Company’s results may be adversely impacted by changes in regulations.
Corporate Structure

Ideanomics is a Nevada corporation existing as an operating company that conducts a substantial majority of its operations through its operating subsidiaries established in various jurisdictions including the United States, Italy, Spain, the People’s Republic of China, Hong Kong, Malaysia, and England and Wales. As of the year ended December 31, 2023, the organizational structure of the Company is comprised of a total of seven (7) operating subsidiaries. The remaining subsidiaries are either holding companies or dormant subsidiaries that ceased operations or remain unliquidated solely for the purpose of compliance with administrative formalities, or in the wind down process and are expected to be liquidated. No contractual agreements exist between the Company and its subsidiaries including its PRC subsidiaries because the Company believes that direct ownership is a more effective approach to the corporate structure.

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

Rules and Regulations of PRC

Though previously, a significant portion of our operations was conducted in mainland China and a material portion of our revenues was sourced from mainland China, that is no longer the case. As the Company moves toward finalizing the restructuring and wind-down of its China operations, it may still be impacted by the PRC regulations described below.
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
With the wind down of all operations in China, there are no expected further cash distributions or dividends.

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

We work to ensure that the Company provides a safe, inclusive, and positive employee environment for all its employees. As of December 31, 2023, we had a total of 295 employees, of which 193 were located in the United States, 79 in Italy, 3 in Malaysia, 3 in China, 12 in the United Kingdom, and 5 in Spain. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

In connection with the operations of Ideanomics' EV and charging businesses, the Company:
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
Though previously, a significant portion of our operations is conducted in mainland China and a material portion of our revenues was sourced from mainland China, that is no longer the case, however, until such time as the wind-down of our PRC business is complete, it is subject to numerous risks that are severely exacerbated by the recent actions and statements of the Chinese government including but not limited to:
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

Risks Related to Industries in Which We Operate

Risks Related to the EV and Charging Industry

We experience significant competitive pressure in the Ideanomics EV and charging businesses, which may negatively impact our business, financial condition, and results of operations.

The Company operates in the commercial EV market globally. The commercial EV market is still in its development stage and the rate at which the operators of fleets of commercial vehicles replace their ICE vehicles with EV is very dependent upon (i) environmental and clean air regulations that mandate conversion to EV, (ii) the subsidies that government bodies make available to cover the cost of conversion, (iii) the availability of financing to cover some or all of the cost of conversion, (iv) regulations governing the amount of locally manufactured content required in vehicles sold in a particular market, (v) the availability of charging and battery swap infrastructure, and (vi) the rate at which EV technologies evolve.

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

We currently have limited intellectual property rights related to some of our EV and charging businesses, and those businesses primarily rely on third parties through agreements with them to conduct research and development activities and protect proprietary information.

Although we believe our success will depend in part on our ability to acquire, invest in or develop proprietary technology to effectively compete with our competitors, we currently have limited direct intellectual property rights related to certain of our EV businesses. The intellectual property relevant to those businesses is held primarily by third parties, including our strategic partners. Accordingly, we will rely on these third parties for research and development activities, which will present certain risks. For example, we will have limited control over the research and development activities of the business of our partners, and may require licenses from these third parties if we wish to develop products directly. If these businesses are unable to effectively maintain a competitive edge relative to the market with their technologies and intellectual property, it may adversely affect our business and financial position.

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

The success of the Company’s efforts to develop its EV and charging businesses is highly dependent upon suitable financing structures being developed.

The market for commercial fleets of EVs is in the early stage of development and provides distinct challenges to fleet owners trying to finance the purchase of fleets of EVs and the related charging, storage, and battery infrastructure. Unlike vehicles powered by ICEs, the power source in an EV, the battery, can be separated from the vehicle which creates its own separate and distinct challenges for lenders in valuing the collateral for any loan. Additionally, the market for commercial EVs is very new and consequently, there is no reliable history of resale values to support lending decisions. Large-scale adoption of EVs will require a range of borrowing options and loan types to be available to fund purchases and leasing of EVs similar to those that currently exist to finance the purchasing and leasing of traditional ICE vehicles. Additionally, in some of the Company’s target markets, there is no well-developed market for lending to private enterprises and this may further slow down the adoption of EVs. The Company is working with banks and insurance companies to create lending structures and pools of capital that can be used to finance fleet purchases of commercial EVs. Even if the Company can create the necessary pools of capital and lending structures there is no guarantee that any regulatory approvals required for these new structures will be obtained. If the Company is not able to develop a solution for the funding of fleet purchases of EVs and related charging and battery infrastructure, then the Company’s EV and Charging businesses may not be successful and generate minimal revenues, and incur substantial losses.

We may be affected by the supply chain issues of the automotive industry.

We are aware that some domestic and foreign EV manufacturers have their operations negatively affected as a result of general economic conditions. In recent years, many car manufacturers including EV manufacturers were required to temporarily shut down their manufacturing facilities or operate at a reduced capacity, and supply chain issues in sourcing computer chips necessary for manufacturing new vehicles and certain automotive products have resulted in a global chip shortage, which could further delay or stall new vehicle production. There is no guarantee that our business will not face the same problems in the future, which could have a material adverse effect on our EV business.

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

We must continue to rely on proceeds from debt and equity issuances to pay for ongoing operating expenses and repay existing debt in order to execute our business plan. Our EV and Charging businesses are capital intensive. Although we may attempt to raise funds by issuing debt or equity instruments, additional financing may not be available to us on terms acceptable to us or at all, or such resources may not be received in a timely manner. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or to discontinue certain operations, scale back or discontinue the development of new business lines, reduce headcount, sell assets, file for bankruptcy, reorganize, merge with another entity, or cease operations. If the combined company issues additional capital stock in the future in connection with financing activities, stockholders will experience dilution of their ownership interests and the per share value of the combined company’s common stock may decline.
As we acquire, dispose of, or restructure our businesses, product lines, and technologies, we may encounter unforeseen costs and difficulties that could impair our financial performance.
An element of our management strategy may be to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our capabilities. As a result, we may seek to make acquisitions of companies, products, or technologies, or we may reduce or dispose of certain product lines or technologies that no longer fit our business strategies. For regulatory or other reasons, we may not be successful in our attempts to acquire or dispose of businesses, products, or technologies, resulting in significant financial costs, reduced or lost opportunities, and diversion of management’s attention. Managing an acquired business, disposing of product technologies, or reducing personnel entails numerous operational and financial risks, including, among other things, (i) difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, (ii) diversion of management’s attention away from other business concerns, (iii) amortization of acquired intangible assets, (iv) adverse customer reaction to our decision to cease support for a product, and (v) potential loss of key employees or customers of acquired or disposed operations. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and/or cash flows.
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
We are actively involved in a variety of litigations and other legal matters and may be subject to additional litigations, investigations, arbitration proceedings, audits, regulatory inquiries, and similar actions, including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, environmental, tax, accounting, class action, and product liability, as well as trade, regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. For example, we are subject to an ongoing securities class action and shareholder derivative actions as well as an SEC investigation. Refer to Note 20 to our Consolidated Financial Statements of this Annual Report for additional information regarding these specific matters.
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

Our auditor’s report on our financial statements for the years ended December 31, 2023 and 2022, includes an explanatory paragraph related to the existence of substantial doubt about our ability to continue as a going concern. We are an operating company with a limited operating history that encompasses a large number of industries and businesses.

We are not profitable and have incurred losses in each year since our inception in October 2004. For the years ended December 31, 2023, 2022, and 2021, we had net losses of approximately $204.9 million, $213.6 million, and $111.6 million, respectively. As of December 31, 2023, we had an accumulated deficit of $1,090.6 million.

The EV and charging industry is highly speculative, involves a high degree of risk, and requires substantial capital investment. We continue to incur significant research and development and other expenses related to our ongoing operations. We have limited working capital and cannot guarantee that we will achieve market acceptance and be commercially successful in the long term.

Although we generate revenues from product sales, these revenues have not been sufficient, and may never be sufficient, to support our operations. We may continue to incur losses and negative cash flows for the foreseeable future. We require significant cash resources to execute our business plans and we will need to raise additional cash to continue to fund our operating plan. We expect to finance our operating plan through a combination of public or private equity or debt offerings, collaborations, strategic alliances, and other similar licensing arrangements in both the short term and the long term. We cannot be certain that additional funding will be available on acceptable terms, or at all, for a number of reasons, including market conditions, our ability to generate positive data from our clinical studies, and the need for our stockholders to approve an amendment to our certificate of incorporation to increase the number of shares of common stock that we are authorized to issue.

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
Because our technology, products, and services are complex and use or incorporate a variety of computer hardware, software, and databases, both developed in-house and acquired from third-party vendors, our technology, products, and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure and could cause financial loss and harm to our reputation and our business. We have from time to time found defects and errors in our technology, products, and services, and defects and errors in our technology, products, or services may be detected in the future. In addition, our customers may use our technology, products, and services in unanticipated ways that may cause a disruption for other customers. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies, products, and services, and maintaining the quality standards that are consistent with our technology, products, and services. Since our customers use our technology, products, and services for important aspects of their businesses, any errors, defects, or disruptions in such technology, products, and services or other performance problems with our technology, products, and services could subject our customers to financial loss and hurt our reputation. As we deploy more product lines and provide a wider array of services, such risks will exponentially increase.
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
Our regulators in recent years have increased their examination and enforcement focus on all matters of our businesses, especially matters relating to cyber-security threats, including the assessment of firms’ vulnerability to cyber-attacks. In particular, regulatory concerns have been raised about firms establishing effective cyber-security governance and risk management policies, practices, and procedures that enable the identification of risks, testing and monitoring of the effectiveness of such procedures and adaptation to address any weaknesses; protecting firm networks and information; data loss prevention, identifying and addressing the risk associated with remote access to client information; identifying and addressing risks associated with customers business partners, counterparties, vendors, and other third parties; preventing and detecting unauthorized access or activities; adopting effective mitigation and business continuity plans to timely and effectively address the impact of cyber-security breaches; and establishing protocols for reporting cyber-security incidents. As we enter new jurisdictions or different product area verticals, we may be subject to new areas of risk or to cyber-attacks in areas in which we have less familiarity and tools. A technological breakdown could also interfere with our ability to comply with financial reporting requirements. The SEC has issued guidance stating that, as a public company, we are expected to have controls and procedures that relate to cybersecurity disclosure, and are required to disclose information relating to certain cyber-attacks or other information security breaches in disclosures required to be made under the federal securities laws. While any insurance that we may have that covers a specific cyber-security incident may help to prevent our realizing a significant loss from the incident, it would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cyber-security controls, including the reputational harm that could result from such regulatory actions.

We are subject to stringent and changing privacy laws, regulations and standards, information security policies and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm its business.

We are subject to or affected by a number of federal, state, local and international laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security. The regulatory framework for privacy and security issues worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner as laws in this area are also complex and developing rapidly. For example, the European Union adopted the GDPR, which became effective on May 25, 2018, and California adopted the CCPA, which became effective in January 2020. Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is collected. Other states have begun to propose similar laws. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that are inconsistent without existing data management practices or the features of its products and product capabilities, and may have a material and adverse impact on our business, financial condition and results of operations.

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
We have concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the existence of material weaknesses in such controls. We have also concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A of this Annual Report. Although we have initiated remediation measures to address the identified weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. Moreover, we project that the aforesaid material weakness may exist over years before being remediated. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.
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

To allow us to timely respond to opportunities to raise capital, we may need to file various registration statements and not rely on exemptions from registration. Use of a shelf registration statement on Form S-3, which would be the optimal form of the registration statement under most circumstances, requires, among other things, that an issuer has timely filed all of its reports under the Exchange Act for at least twelve months, subject only to exceptions for certain Form 8-K filings. We had untimely filed our Quarterly Reports on Form 10-Q for each of the periods ending in March 30, 2023 and June 30, 2023 respectively. If we timely file all reports required under the Exchange Act in the future, we will regain eligibility for use of Form S-3 not earlier than November 15, 2024. While the Company continues to have access to capital markets, our ineligibility to use Form S-3 means that it may be more difficult for us to effect public offering transactions and our range of available financing alternatives could be narrowed.
Risks Related to Ownership of our Securities
Provisions in our articles of incorporation, as amended, and bylaws, as amended, or Nevada law might discourage, delay, or prevent a change of control of us or changes in our management and, therefore, depress the trading price of our common stock.
Our articles of incorporation, as amended, authorize our Board to issue up to 60,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board without further action by our stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights, and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board to issue preferred stock could make it more difficult, delay, discourage, prevent, or make it costlier to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.
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
We previously received notices from Nasdaq of potential delisting, and though we have cured those deficiencies and remain listed, there remains a risk that we receive another notice in the future and could be delisted. Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities, and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities.

The market price for our common stock may be volatile.

The market price for our common stock may be volatile and subject to wide fluctuations due to factors such as:
•the perception of U.S. investors and regulators of U.S. listed Chinese companies;
•actual or anticipated fluctuations in our quarterly operating results;
•changes in financial estimates by securities research analysts;
•negative publicity, studies or reports;
•conditions in Chinese and global cybersecurity product markets;
•our capability to match and compete with technology innovations in the industry;
•changes in the economic performance or market valuations of other companies in the same industry;
•announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments
•addition or departure of key personnel;
•fluctuations of exchange reates between RMB and the U.S. dollar
•natural disasters, fires, explosions, acts of terrorism or war, or disease or other adverse health developments, including those related to the COVID-19 pendemic; and
•general economic or political conditions in or impacting China

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Our international activities are significant to our revenues and profits, and we plan to further expand our operations internationally. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages or otherwise succeed. It is costly to establish, develop, and maintain international operations and platforms, and promote our brand internationally. Though previously, a significant portion of our operations was conducted in mainland China and a material portion of our revenues was sourced from mainland China, that is no longer the case.
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
Though previously a material part of our assets and our operations were conducted in the PRC, that is no longer the case. U.S. financial regulatory and law enforcement agencies, including without limitation the SEC, U.S. Department of Justice, and U.S. national securities exchanges have limited ability, and in fact may have no ability, to conduct investigations within the PRC concerning our Company, and the PRC may have limited or no agreements in place to facilitate cooperation with the SEC’s Division of Enforcement for investigations within its jurisdiction.
Adverse changes in political, economic, and other policies of the Chinese government could have a material adverse effect on the overall economic growth of the PRC, which could materially and adversely affect the growth of our business and our competitive position.
A portion of our business operations have a dependency on the PRC for both revenues generated with the PRC and as a source of finished products and components for our global operations. Accordingly, our business, financial condition, results of operations, and prospects are affected significantly by economic, political, and legal developments in the PRC. The Chinese economy differs from the economies of most developed countries in many respects, including:
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
A portion of our operations is outside of the United States including the operations in PRC, which are in the process of being restructured. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, that are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil

Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest.
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
Previously, part of our sales is earned by our PRC operating entities. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent companies. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reach 50% of their registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.
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
On September 12, 2022, the Board authorized the Company’s management to pursue a plan to restructure operations in China. The restructuring is anticipated to be complete no later than the first quarter of 2024. If the proposed restructuring is not consummated as anticipated, we may be subject to a number of adverse effects, including that the value of our common stock may be materially and adversely affected to the extent that the current market price reflects a market assumption that the proposed restructuring will be completed by the anticipated deadline; our operations may incur losses; and certain costs related to the restructuring (such as legal, accounting, financial advisory and printing fees) will need to be paid even if the restructuring is not completed. Even if this restructuring is implemented successfully and on schedule, there might also be other issues and negative consequences arising from this restructuring such as a loss of continuity, a loss of customer base, internal control issues, changes in employee structure as well as other unexpected consequences, any of which may have a material adverse effect on our competitive position, business, financial condition and results of operations.
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
As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular, China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress which, if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed EQUITABLE Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the Nasdaq of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. On May 20, 2020, the U.S. Senate passed the HFCA Act, which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The U.S. House of Representatives passed the HFCA Act on December 2, 2020, and the HFCA Act was signed into law on December 18, 2020. Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCA Act, which was signed into law on December 29, 2022, reducing the period of time for foreign companies to comply with the PCAOB audits to two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. The SEC adopted rules to implement the AHFCA Act and, pursuant to the AHFCA Act, the PCAOB has issued its report notifying the SEC of its determination that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong. On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the HFCA ACT. Rule 6100 provides a framework for the PCAOB to use to determine whether it is unable to inspect or investigate registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA ACT. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate. On December 16, 2021, the PCAOB issued a report on its determinations that the Board is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by PRC authorities in those jurisdictions. The Board made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCA ACT.
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
Though previously a material percentage of our revenues were generated in the PRC, that is no longer the case following the decision to restructure the Company's PRC operations. The Chinese government may intervene or influence the operations of Ideanomics’ business or the business of the combined company in the territory of PRC at any time, which could result in a material change in our operations and/or the value of our securities. Also, recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or over foreign investment in China-based and Hong Kong-based issuers. Any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Other Risks

VIA is an early-stage company with a history of losses, and expects to incur significant expenses and continuing losses for the foreseeable future.

VIA has incurred losses in the operation of its business related to research and development activities since its inception. VIA anticipates that its expenses will increase and that it will continue to incur losses in the future until at least the time it begins significant deliveries of its vehicles. Even if VIA is able to successfully develop and sell or lease its vehicles, there can be no assurance that they will be commercially successful and achieve or sustain profitability.

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

VIA was incorporated in 2014 and has a limited operating history in the automobile industry, which is continuously evolving, and has generated minimal revenue to date. VIA’s vehicles are in the development stage and VIA has no experience as an organization in high-volume manufacturing of the planned electric commercial vehicles. In addition, as a result of our limited operating history, as well as the limited financing we have received, our management concluded that there was substantial doubt about our ability to continue as a going concern.

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

Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, could harm Ideanomics EV and Charging business.

Ideanomics and its suppliers may experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact Ideanomics Mobility’s business, prospects, financial condition and operating results. Ideanomics and its suppliers use various materials in their businesses and products, including for example lithium-ion battery cells and steel, and the prices for these materials fluctuate. The available supply of these materials may be unstable, depending on market conditions and global demand, including as a result of increased production of electric commercial vehicles by Ideanomics’s competitors, and could adversely affect Ideanomics’s business and operating results. For instance, Ideanomics is exposed to multiple risks relating to lithium-ion battery cells. These risks include:

•an increase in the cost, or decrease in the available supply, of materials used in the cells;
•disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers; and
•fluctuations in the value of any foreign currencies in which battery cell and related raw material purchases are or may be denominated against the purchasing entity’s operating currency.

Ideanomics’s business is dependent on the continued supply of battery cells for the battery packs used in Ideanomics’s electric vehicles. We may have limited flexibility in changing its supplier in the event of any disruption in the supply of battery cells which could disrupt production of our electric vehicles. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials or prices charged to Ideanomics, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce its margins if the increased costs cannot be recouped through increased commercial vehicle sales prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and therefore materially and adversely affect our brands, image, business, prospects and operating results.

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

The vehicle electrification market has expanded significantly since VIA was founded. The commercial vehicle electrification market in which VIA operates features direct competition which includes traditional vehicle manufacturers producing electric commercial vehicles that have historically focused on the consumer market, including but not limited to Daimler AG, Volkswagen, Fiat, Ford and General Motors and electrification solution providers such as Rivian, Hyliion, Workhorse Group Inc., Nikola, and Evobus, possibly expanding into the commercial markets. If these companies or other vehicle manufacturers or providers of electrification solutions expand into the commercial markets, VIA will face increased direct competition, which may impair VIA’s revenue, increase its costs to acquire new customers, hinder its ability to acquire new customers, have a material adverse effect on VIA’s product prices, market share, revenue and profitability.

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
41

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
42

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

43

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
The Company has no unresolved Staff Comments.
ITEM 1C.    CYBERSECURITY

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our VP of IT, software and telematics who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.
We engaged consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures.
We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the information technology team at the direction of our Chief Executive Officer. Our executive team including our Chief Executive Officer, and Chief Financial Officer are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. This executive team is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

44

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, and Chief Financial Officer. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents including significant breaches to the Company’s networks or systems. The audit committee receives regular reports from the information technology team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
45

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
ITEM 3.    LEGAL PROCEEDINGS
Refer to Note 20 of the Notes to Consolidated Financial Statements included in Part 2, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Approximate Number of Holders of Our Common Stock
As of June 13, 2024, there were approximately 735 holders of record of the Company’s common stock. This number excludes the shares of the Company’s common stock beneficially owned by shareholders holding stock in securities trading accounts through DTC, or under nominee security position listings.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters—“Securities Authorized for Issuance Under Equity Compensation Plans” of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
The Company did not sell any equity securities during the fiscal year ended December 31, 2023 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2023 fiscal year.
Purchases of Equity Securities
No repurchases of the Company’s common stock were made in the year ended December 31, 2023.
46

ITEM 6.    [RESERVED]
47

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
•Results of Operations
•Liquidity and Capital Resources
•Outlook
•Critical Accounting Policies and Estimates
OVERVIEW

Ideanomics is an American company, headquartered in New York. Ideanomics has a clear mission – to accelerate the commercial adoption of electric vehicles.

The Company’s EV and technology acquisitions during 2023, 2022 and 2021 completed the foundation for its EV, and energy and charging services offering.

The Company believes its largest addressable market opportunity is local and last-mile delivery vehicles and associated charging products for last- and middle-mile delivery vehicles. The Company’s vehicles and charging systems will provide fleet operators with confidence that EV can deliver what their business requires, affordably and reliably. The local delivery market is expected to continue to grow at a fast pace, as more retailers seek to offer greater convenience to customers.

Additionally, due to market conditions across the EV industry, Ideanomics Management believes that the aggregate intrinsic value of its subsidiaries exceeds the current public market capitalization. This valuation discrepancy, as observed by the Company, is based on internal and external assessments of the underlying businesses, attributable IP, and their potential for growth and profitability. In line with this perspective and in the best interest of enhancing shareholder value, the Company is actively considering inbound inquiries and working with outside advisors for direct strategic investment into, and the potential divestment of some of these subsidiary entities.

In pursuing the above-described strategy, the Company expects the additional capital from direct strategic investment and divestment to strengthen its financial position. It expects this to enable its continued focus on the large addressable market opportunity in local and last-mile delivery and be prepared to capture market share as customer demand increases. This demand is driven by current and future legislative timelines which phase out commercial vehicles powered by fossil fuels in favor of clean energy technologies such as battery electric vehicles (BEV). Leveraging its extensive experience and expertise in the electric vehicle market, the Company remains poised to explore potential growth opportunities in related fields. Should it identify promising innovative technology companies in adjacent sectors, such as artificial intelligence and other key technologies relevant to the mobility market, the Company intends to explore strategic partnerships or acquisitions to enhance their offerings and deliver increased value to its shareholders.
Principal Products or Services and Their Markets

WAVE Charging

Founded in 2011, and headquartered in Salt Lake City, Utah, WAVE Charging is a leading provider of high-power inductive (wireless) charging solutions for medium and heavy-duty EVs. Embedded in-route on public roads and at depot facilities, the WAVE system automatically charges vehicles during scheduled stops without the inconvenience of cable-based systems. The hands-free WAVE system improves operational efficiency of electric vehicles and enables fleets to achieve extended duty cycles comparable to those of traditional ICE commercial vehicles. This is believed to be a key step in enabling perpetual operations for fleets, and an enabling technology for autonomous freight and autonomous warehouse operations.

48

Deployed since 2012, WAVE has demonstrated the capability to develop and integrate high-power charging systems into heavy-duty EVs from leading commercial EV manufacturers. WAVE provides custom fleet solutions for mass transit, logistics, airport and campus shuttles, drayage fleets, and off-road vehicles at ports and industrial sites.

Since the acquisition of WAVE in January 2021, the Company has continued investment in engineering, facilities and production resources, including continuous development programs improving technology, reducing cost and scaling manufacturing. These investments and programs are necessary to meet current and anticipated demand for WAVE’s high power inductive wireless charging products. WAVE has continued to develop its high-powered induction capabilities beyond 250kW, successfully delivering systems at 125kW and 500kW. To support widespread adoption, WAVE is developing relationships with additional OEM partners to facilitate the integration of its vehicle-side hardware. Additionally, WAVE is pursuing interoperability between its systems so WAVE-enabled vehicles may access wireless charging regardless of the power level of a given WAVE system.

WAVE is currently deploying projects with large logistics fleets to pursue scalable market opportunities in the local and last-mile delivery market, in addition to customers in the transit, port, and other specialist markets.

VIA Motors

Acquired in January 2023, VIA Motors is a leading commercial electric vehicle company with proven advanced electric drive technology, delivering sustainable mobility solutions for a more livable world. VIA designs and markets commercial electric vehicles and technology, with superior life-cycle economics, for use across a broad cross-section of the global fleet customer base.

With its acquisition of VIA Motors, Ideanomics has acquired a business which has developed a proprietary commercial battery electric skateboard architecture in the high-growth Class 2 to 5 commercial EV segment. The skateboard architecture provides an opportunity to customize the vehicle configuration in a van or cab/chassis to meet specific customer needs. VIA is well advanced in the development and validation of the product and has attracted potential opportunities to both sell direct to market as well as license its vehicle platform to incumbent vehicle manufacturers seeking to enter the class 2 to 5 commercial vehicle segment.

Energica

Acquired in March 2022, Energica is an electric motorcycle company based in Modena, Italy, that has been recognized with multiple awards as one of the world's leading electric motorcycle manufacturers.

In addition to its popularity with motorcycle enthusiasts, Energica is building its reputation as a leading electric motorcycle provider to law enforcement. Its high-performance motorcycles are being used by several police forces around the world. Energica captured the attention of the global law enforcement market in 2022 when it provided 88 electric motorcycles to the Indonesian Police Department for use during the G20 Summit, resulting in additional sales and interest from police fleets globally.

Its Energica Inside business unit is helping OEMs quickly and affordably bring to market a new generation of electric vehicles, including watercraft, aircraft, passenger and urban mobility vehicles - all built around Energica’s EV engineering and technology. Energica Inside has several announced projects underway in the aviation, nautical, and two-wheeler industries.

Energica plans to continue expanding its global distribution network, accelerate production and sales and introduce new models and new EV technology.

Ideanomics owns a majority stake in Energica with over 70% ownership, and the founders, including Energica's management owning the balance of the Company’s equity.

Solectrac

Acquired in June 2021, Solectrac is a California-based assembler and distributor of electric powered tractors and is a certified B Corp. As a first mover, Solectrac has built a leadership position in the North American electric tractor market. Solectrac has begun the development of a new tractor range, an innovative electric two-wheel tractor, and electrified implements.

Due to shifting market conditions, Solectrac has decided to shift its focus away from building a national dealer/distributor network to a direct-to-customer strategy supported by a small number of dealers in geographic regions where adoption of the
49

technology is greater. This shift ensures the Company can provide excellent service and support to its customers. Solectrac's direct customer sales are further supported by government programs designed to incentivize electrification.

Immaterial Corrections of Prior Period Financial Statements

Please refer to Note 2 for information relating to Immaterial Corrections of Prior Period Financial Statements.

Information about segments

The Company’s chief operating decision maker (CODM) has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Therefore, the Company operates in one segment.

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

As of December 31, 2023, the Company had cash and cash equivalents of approximately $1.2 million. Approximately $1.2 million was held in accounts outside of the United States, primarily in Italy. The Company also had accounts payable and accrued expenses of $64.3 million, other current liabilities of $13.2 million, current contingent consideration of $0.7 million, lease payments due within the next twelve months of $3.2 million, and payments of short-term and long-term debt due within the next twelve months of $24.5 million. The Company had a net loss from continuing operation of $204.9 million for the year ended December 31, 2023, and an accumulated deficit of $1,090.6 million.

The Company believes that its current level of cash and cash equivalents are not sufficient to fund continuing operations. The Company will need to bring in new capital to support its growth and, as evidenced from its successful capital raising activities in 2020 and 2021, believes it has the ability to continue to do so. However, there can be no assurance that this will occur.

The Company has various vehicles through which it could raise a limited amount of equity funding, however, these are subject to market conditions which are not within management’s control. Management continues to seek to raise additional funds through the issuance of equity, mezzanine or debt securities. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our business and industry. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has experienced greater net losses and negative cash flows from operating and investing activities in the year ended December 31, 2023, consistent with its business plan for ongoing activities and planned acquisitions. As of the date of the filing of this Form 10-K, securing additional financing is in progress, and as such management has limited the extent to which it is taking actions to delay, scale back, or abandon future expenditures. As such, management’s actions to preserve an adequate level of liquidity for a period extending twelve months from the date of the filing of this Form 10-K are no longer sufficient on their own without additional financing, to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern. We currently do not have adequate cash to meet our short or long-term needs. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

50

The Company’s ability to raise capital is critical. The Company has raised approximately $30 million, since the beginning of the first quarter 2023, including the sale of preferred shares, issuance of a convertible note, the sale of financial assets and the sale of shares under the SEPA.

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

Principal Factors Affecting Our Financial Performance
Our business is expected to be impacted by both macroeconomic and Ideanomics-specific factors. The following factors have been part of the transformation of the Company which affected the results of our operations in the years ended December 31, 2023 and 2022:
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
•The fluctuation in earnings resulting from divestitures and asset sales, acquisitions, strategic equity investments, the formation of joint ventures, and in-licenses of technology. Our results of operations may fluctuate from period to period based on our entry into new transactions to expand our business. In addition, while we intend to contribute cash and other assets to our investments, we do not intend for our holding company to conduct significant research and development activities. In general, we intend research and development activities to be conducted by our technology partners and licensors. These fluctuations in growth or costs and in our investments and partnerships may contribute to significant fluctuations in the results of our operations.

Taxation
United States

Ideanomics, Inc. and its US subsidiaries are subject to the provisions of the Internal Revenue Code. The Company has accumulated losses and has determined its losses more likely than not to be unutilized and has place a valuation allowance against its deferred tax assets.

With the acquisition of VIA Motors in 2023 it immediately became includable in the consolidated federal tax group of Ideanomics. This acquisition resulted in the recognition of $4.2 million of deferred tax liabilities. The federal deferred tax liabilities are available to utilize some losses from previous years and are recorded net of the valuation allowance. At December
51

31, 2023, due to impairment and amortization of the acquired intangible assets of VIA Motors, an income tax benefit of $4.2 million resulted from a reduction of the deferred tax liabilities previously recorded.

During the year ended December 31, 2022, there was an income tax benefit of $7.7 million, principally consisting of the reduction, through amortization or impairment of intangible assets, of federal deferred tax liabilities recognized in previous acquisitions that had not allowed for the release of Ideanomics’ valuation allowances.

TCJA includes provision for GILTI under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. TCJA also enacted the BEAT under which taxes are imposed on certain base eroding payments to related foreign companies, subject to certain requirements.

Based on 2023 and 2022 financial results, the Company has determined that there is no GILTI or BEAT tax liability.
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

During the years ended December 31, 2023 and 2021, all of the Company’s PRC subsidiaries incurred losses that created operating loss carryovers. Certain of the subsidiaries had previously established operating loss carryovers expire as PRC loss carryovers are generally allowed to be carried over five years. The deferred tax assets related to the operating loss carryovers have been fully offset by valuation allowances meaning that there was no income tax expense or benefit for the Company’s PRC subsidiaries these years.

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

During the year ended December 31, 2023, Energica provided an income tax benefit of approximately $1.1 million, based on the reduction of the deferred tax liabilities due to impairment and amortization of the intangible assets and net operating loss carryovers that would offset the deferred tax liabilities.
52

RESULTS OF OPERATIONS
Comparison of Years Ended December 31, 2023 and 2022 (USD in thousands, except per share amounts)

For the years ended December 31,	2023	2022(restated)	Amount Change	% Change
Revenue	$15,459	$19,015	$(3,556)	(19)%
Cost of revenue	18,173	22,373	(4,200)	(19)%
Gross profit	(2,714)	(3,358)	644	(19)%

Operating expenses:
Selling, general and administrative expenses	83,780	113,573	(29,793)	(26)%
Research and development expense	10,191	3,792	6,399	169%
Asset impairments	163,984	63,847	100,137	157%
Goodwill impairments	13,712	22,662	(8,950)	(39)%
Change in fair value of contingent consideration, net	(73,768)	(131)	(73,637)	56211%
Litigation settlements	89	225	(136)	(60)%
Depreciation and amortization	16,752	5,308	11,444	216%
Total operating expenses	214,740	209,276	5,464	3%

Loss from operations	(217,454)	(212,634)	(4,820)	2%

Interest and other income (expense):
Interest income	316	3,449	(3,133)	(91)%
Interest expense	(4,307)	(2,909)	(1,398)	48%
Loss on disposal of subsidiaries, net	(1,152)	(217)	(935)	431%
Gain on remeasurement of investment	—	10,965	(10,965)	(100)%
Other income, net	12,505	865	11,640	1346%
Loss before income taxes and non-controlling interest	(210,092)	(200,481)	(9,611)	5%

Income tax benefit	5,242	1,574	3,668	233%
Impairment of and equity in loss of equity method investees	—	(14,726)	14,726	(100)%

Net loss from continuing operations	(204,850)	(213,633)	8,783	(4)%
Net loss from discontinued operations, net of tax	(29,276)	(68,452)	39,176	(57)%
Net loss	(234,126)	(282,085)	47,959	(17)%

Net loss attributable to common shareholders	(234,126)	(282,085)	47,959	(17)%

Net loss attributable to non-controlling interest	10,297	21,425	(11,128)	(52)%

Net loss attributable to Ideanomics, Inc. common shareholders	$(223,829)	$(260,660)	$36,831	(14)%

53

Revenues (USD in thousands)

For the years ended December 31,	2023	2022	Amount Change
Electric vehicles products	$3,328	$4,830	$(1,502)
Electric vehicles services	72	—	72
Electric motorcycle products and services	7,590	10,435	(2,845)
Electric motorcycle sponsorship services	743	1,075	(332)
Charging, battery and powertrain products	2,932	849	2,083
Charging, battery and powertrain services	30	1,482	(1,452)
Other revenue	764	344	420
Total	$15,459	$19,015	$(3,556)

Revenue for the year ended December 31, 2023 was $15.5 million as compared to $19.0 million for the year ended December 31, 2022, a decrease of $3.6 million. During the year ended December 31, 2023, the Company earned revenues of $3.3 million from sales of EV products as compared to $4.8 million for the year ended December 31, 2022, a decrease of $1.5 million. The decrease was driven by lack of available capital to increase sales, as well as overall market challenges. Revenues from the Electric Motorcycle Product, services, and sponsorship service lines were generated almost exclusively from Energica, experiencing a softer market for the year ended December 31, 2023.

Cost of revenue (USD in thousands)

For the years ended December 31,	2023	2022	Amount Change
Electric vehicles products	$4,049	$5,048	$(999)
Electric vehicles services	39	—	39
Electric motorcycle products and services	11,216	14,050	(2,834)
Electric motorcycle sponsorship services	19	—	19
Charging, battery and powertrain products	2,500	2,030	470
Charging, battery and powertrain services	—	871	(871)
Other revenue	350	374	(24)
Total	$18,173	$22,373	$(4,200)

Cost of revenues was $18.2 million for the year ended December 31, 2023, as compared to $22.4 million for the year ended December 31, 2022. The cost of revenues increased by $4.2 million. Cost from the Electric Motorcycle Product, services, and sponsorship service lines were generated almost exclusively from Energica, experiencing a softer market for the year ended December 31, 2023.

Gross profit (USD in thousands)

For the years ended December 31,	2023	2022	Amount Change
Electric vehicles products	$(721)	$(218)	$(503)
Electric vehicles services	33	—	33
Electric motorcycle products and services	(3,626)	(3,615)	(11)
Electric motorcycle sponsorship services	724	1,075	(351)
Charging, battery and powertrain products	432	(1,181)	1,613
Charging, battery and powertrain services	30	611	(581)
Other revenue	414	(30)	444
Total	$(2,714)	$(3,358)	$644

54

Gross profit ratio

For the years ended December 31,	2023	2022
Electric vehicles products	(21.7)%	(4.5)%
Electric vehicles services	45.8%	n/m
Electric motorcycle products and services	(47.8)%	(34.6)%
Electric motorcycle sponsorship services	97.4%	100.0%
Charging, battery and powertrain products	14.7%	(139.1)%
Charging, battery and powertrain services	100.0%	41.2%
Other revenue	54.2%	(8.7)%
Total	(17.6)%	(17.7)%

Gross profit for the year ended December 31, 2023 was $(2.7) million, as compared to gross profit of $(3.4) million for the year ended December 31, 2022. The gross profit ratio for the year ended December 31, 2023 was (17.6)%, as compared to gross profit of (17.7)% for the year ended December 31, 2022. The decrease was driven by decreased revenue from lack of available capital to invest in the operating companies, as well as overall challenging market conditions.
Selling, general and administrative expenses

Our selling, general and administrative expense for the year ended December 31, 2023 was $83.8 million as compared to $113.6 million for the year ended December 31, 2022, a decrease of $29.8 million. The decrease was mainly due to the cost saving effort across the Company, which resulted in the decreased compensation and benefits costs, stock compensation expense, professional fees and marketing and other expense, partially offset by the expense incurred in VIA that was acquired in Jan 2023.
Research and development expense

Research and development expense for the year ended December 31, 2023 was $10.2 million as compared to $3.8 million for the year ended December 31, 2022 an increase of $6.4 million. The increase is mainly due to research and development expense incurred in VIA motors.

55

Asset Impairments and Goodwill Impairments
The following table summarizes the impairment losses recorded in the years ended December 31, 2023 and 2022, (in thousands):

Asset Impaired	Note	Caption	Amount
			2023	2022
Equity method investments		Impairment of and equity in loss of equity method investees	$—	$11,748

Intangible assets	Note 11. Goodwill and Intangible Assets	Asset Impairment	121,387	2,634

Goodwill	Note 11. Goodwill and Intangible Assets	Goodwill impairment	13,712	22,661

Right of use assets	Note 12. Leases	Asset impairment	7,645	—

Office furniture, equipment and Contraction in progress	Note 10. Property and Equipment, net	Asset impairment	586	—

Available for sale securities		Asset Impairment	—	69

Other		Asset impairment	47	12

Notes receivable from related parties	Note 6. Notes receivable from third parties	Asset impairment	27,400	61,132

Cost method investments		Asset Impairment	6,919	—
Total			$177,696	$98,256
Additional information related to the impairment losses recorded in the years ended December 31, 2023 and 2022 is as follows:
Year Ended December 31, 2023
•The Company recorded impairment loss of $10.7 million related to VIA Motors goodwill and $3.0 million related to Energica goodwill.
•The Company recorded impairment loss of $104.4 million related to VIA Motors intangible assets and $17.0 million related to Energica intangible assets
•The Company recorded impairment loss of $27.4 million related to VIA Motors notes.
•The Company recorded impairment loss of $6.9 million related to VIA Motors investment.
Year Ended December 31, 2022
•The Company recorded impairment loss of $22.7 million related to Energica.
•The Company recorded impairment loss of $48.9 million related to VIA Motors notes, $11.6 million related to Inobat notes and 0.7 million related to FNL notes.
•The Company recorded impairment loss of $1.9 million related to FNL investment, $6.7 million related to Prettl investment and $3.1 million related to MDI investment.
•The Company recorded $2.4 million software impairment loss.
Change in fair value of contingent consideration, net
56

For the year ended December 31, 2023, the change in fair value of contingent consideration, net was a decrease of $73.8 million. That mainly due to the remeasurement of the contingent consideration payable to the former VIA Motors shareholders.

For the year ended December 31, 2022, the change in fair value of contingent consideration, net was a loss of $0.1 million, this mainly represents a remeasurement of the contingent consideration payable to the former Tree Technology shareholders.
Depreciation and amortization
Depreciation and amortization for the year ended December 31, 2023 was $16.8 million as compared to $5.3 million for the year ended December 31, 2022, an increase of $11.4 million. The increase was mainly the increase in amortization and depreciation expense recorded by VIA Motors, which was acquired in January 2023.
Loss from operations
Loss from operations for the year ended December 31, 2023 was $217.5 million as compared to loss of $212.6 million for the year ended December 31, 2022 an increase of $4.8 million. The increased loss from operations is mainly due to a decrease in selling, general and administrative expenses, contingent consideration remeasurement gain, which was partially offset by the increased impairment expense.
Interest income
Interest income for the year ended December 31, 2023 was $0.3 million as compared to $3.4 million for the year ended December 31, 2022, an decrease of $3.1 million. The decrease was mainly due to the decreased notes receivable.
Interest expense

Interest expense for the year ended December 31, 2023 was $4.3 million as compared to $2.9 million for the year ended December 31, 2022, a increase of $1.4 million. The increase was mainly due to more debts incurred in 2023 which resulted in the increased interest expense and discount amortization

The following table summarizes the breakdown of the interest expense (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Interest	$2,117	$1,798
Amortization of discount	1,598	1,111
Total	$3,715	$2,909
(Loss) gain on disposal of subsidiaries, net
The following table summarizes gains and (losses) recorded in “Loss on disposal of subsidiaries, net” in the years ended December 31, 2023 and 2022 (in thousands):

Subsidiary	Year ended December 31, 2023	Year ended December 31, 2022
Seven Stars Energy PTD LTD.		$(180)
Timios	1,152	—
Other	—	(37)
Total	$1,152	$(217)

(Loss) gain on disposal of subsidiaries was a gain of $1.2 million for year ended December 31, 2023, mainly represents the disposal loss of Timios, including 2.9 million gain recognized in the discontinued operation, the Company recognized $1.7 million gain related to Timios disposal in the year ended December 31, 2023.

Gain on remeasurement of investment
57

Gain on remeasurement of investment was $11.0 million for the year ended December 31, 2022 which resulted from the remeasurement of the Company's investment in Solectrac to its fair value as of the date the Company obtained the remainder of the Solectrac shares outstanding and commenced consolidating Solectrac.
There were no such remeasurements for the year ended December 31, 2023.
Other income (expense), net
Other income (expense), net was $12.5 million for the year ended December 31, 2023 as compared to $0.9 million for year ended December 31, 2022, a increase of $11.6 million. The increase is mainly is due to $4.5 million D&O insurance recovery and $5.3 million gain from Inobat note settlement..
Income tax (expense) benefit

In the year ended December 31, 2023, the income tax benefit of $5.2 million is mainly due to a $4.2 million income tax benefit from VIA Motors and $1.1 million tax benefit from Energica, almost entirely from the reduction of deferred tax liabilities that accompanied a reduction, through impairment of charges, of intangible assets that did not have income tax basis.

In the year ended December 31, 2022, the income tax benefit of $1.6 million is mainly due to a $3.6 million income tax benefit from Energica, including its U.S. subsidiary, and a $2.0 million income tax expense from Ideanomics. The Energica benefit consists of 1) a $1.0 million benefit from amortization of various intangible assets resulting in a reversal of deferred tax liabilities recognized when the intangible assets were first recorded in acquisition of Energica and 2) a $2.5 million benefit from net operating losses creating carryovers that could offset part of Energica’s remaining deferred tax liabilities.

The Company had established a 100.0% valuation allowance against its net deferred tax assets due to its history of pre-tax losses and the likelihood that the deferred tax assets will not be realized.
Impairment of and equity in loss of equity method investees
Impairment of and equity in loss of equity method investments for the year ended December 31, 2022 was $14.7 million. It mainly represents impairment and equity pick-up loss from the equity investment.
There were no such activities in 2023.
Net loss from discontinued operations, net of tax
Net loss from discontinued operation was $29.3 million for the year ended December 31, 2023 compared to a net loss of $68.5 million for the year ended December 31, 2022. The decrease is mainly due to the reduced losses incurred in China, Tree Technology and Timios.
Net (income)/loss attributable to non-controlling interest

Net (income)/loss attributable to non-controlling interests was a $10.3 million loss in the year ended December 31, 2023 as compared to a $21.4 million loss for the year ended December 31, 2022. The decrease is due to the reduced losses incurred in Tree Technology and Energica. Tree Technology and Energica has significant impairment loss in 2022.

Restructuring of PRC and Tree Technology Operations

On September 12, 2022, the Board authorized management to pursue a plan to restructure the current EV resale activities in China. This change in the scope of activities in China significantly reduced in the number of operating entities, a simplification of the legal entity structure and a pivot to margin expansion opportunities. In the second quarter of 2023, the Company decided to wind down Tree Technology business,

The restructuring costs are mainly employee termination cost. Employee termination benefits were recorded based on statutory requirements, completed negotiations and Company policy. The following table summarizes the charges in connection with its employee termination cost (in thousands):
58

	Years ended
	December 31, 2023	December 31, 2022
Balance at the beginning of the period	1,056	—
Increase/(decrease)	608	1,056
Payment	(1,268)	—
Balance at the end of the period	396	1,056

As of December 31, 2023, China and Tree Technology had completed all expected run-off activities and consequently was classified as a discontinued operation. For further details, please refer to Note 1 to the Consolidated Financial Statements of this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

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

As of December 31, 2023, the Company had cash and cash equivalents of approximately $1.2 million. Approximately $1.2 million was held in accounts outside of the United States, primarily in Italy. The Company also had accounts payable and accrued expenses of $64.3 million, other current liabilities of $13.2 million, current contingent consideration of $0.7 million, lease payments due within the next twelve months of $3.2 million, and payments of short-term and long-term debt due within the next twelve months of $24.5 million. The Company had a net loss of $204.9 million for the year ended December 31, 2023, and an accumulated deficit of $1,090.6 million.

Due to the strict regulations governing the transfer of funds held in the PRC to other jurisdictions, the Company does not consider funds held in its PRC entities to be available to fund operations and investment outside of the PRC and consequently does not include them when evaluating the liquidity needs of its businesses operating outside of the PRC.
The Company had negative cash flow from operating activities of $53 million for the year ended December 31, 2023. As of the date of the filing of this Form 10-K, securing additional financing is in progress, and as such management has limited the extent to which it is taking actions to delay, scale back, or abandon future expenditures. As such, management’s actions to preserve an adequate level of liquidity for a period extending twelve months from the date of the filing of this Form 10-K continue to be insufficient on their own without additional financing, to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern. We currently do not have adequate cash to meet our short or long-term needs. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

We have short-term debt obligations of $24.5 million and lease obligations of $3.2 million which come due in the year ending December 31, 2024. We currently have long-term debt obligations of $3.9 million, and have lease obligations of $10.9 million which come due from the years ending December 31, 2024 through 2034.

The following table provides a summary of net cash flows from operating, investing and financing activities (in thousands):
59

	Year Ended
	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(52,657)	$(129,989)
Net cash provided by (used in) investing activities	1,823	(94,722)
Net cash provided by (used in) financing activities	31,932	(21,024)
Effect of exchange rate changes on cash	(598)	(2,199)
Net decrease in cash and cash equivalents	(19,500)	(247,934)
Cash and cash equivalents at beginning of period	21,929	269,863
Cash and cash equivalents at end of period	2,429	21,929
Less: Cash of discontinued operations at end of period	1,180	19,015
Cash and restricted cash of continuing operations at end of period	$1,249	$2,914
Operating Activities

Cash used in operating activities was $52.7 million for the year ended December 31, 2023 as compared to cash used in operating activities of $130.0 million in the year ended December 31, 2022. This was primarily due to (1) an decrease in the net loss from $282.1 million in the year ended December 31, 2022 to $234.1 million in the year ended December 31, 2023. (2) total non-cash adjustments to net loss were $135.8 million and $109.8 million for the years ended December 31, 2023 and 2022, respectively; and (3) total changes in operating assets and liabilities, net of acquisitions resulted in a decrease of $16.4 million and $26.2 million in cash used in operating activities for the years ended December 31, 2023 and 2022, respectively.
Investing Activities

Cash provided by investing activities was $1.8 million for the year ended December 31, 2023, which was primarily due to the acquisition of the convertible notes with VIA and settlement of the Inobat note. Cash used in investing activities was $94.7 million for the year ended December 31, 2022 was primarily due to expenditures incurred for the acquisitions of Energica and the acquisition of the convertible notes with VIA.
Financing Activities

In the year ended December 31, 2023, the Company received $31.9 million from financing activities versus repaid $22.0 million in the year ended December 31, 2022. For the year ended December 31, 2023, the Company received $4.0 million from the issuance of common stock and the exercise of stock options, $9.9 million from the issuance of series B preferred stock, $2.0 million from borrowing from a related party, $6.1 million from revolving line of credit, $7.7 million from the issuance of convertible notes and made repayments of $2.0 million to a related party and $7.1 million line of credit.

For the year ended December 31, 2022, the Company received $0.6 million from the issuance of common stock and the exercise of stock options, $4.9 million from the issuance of convertible notes, $10.0 million from the issuance of series B preferred stock, $5.1 million from revolving line of credit, and made repayment of $40.8 million convertible note and $3.9 million line of credit.
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

60

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
OUTLOOK

The Company seeks to accelerate the commercial adoption of electric vehicles. The Company’s EV and technology acquisitions during 2023, 2022 and 2021 completed the foundation for its EV, and energy and charging services offering. The Company believes its largest addressable market opportunity is local and last-mile delivery vehicles and associated charging products for last- and middle-mile delivery vehicles. The Company’s vehicles and charging systems will provide fleet operators with confidence that EV can deliver what their business requires, affordably and reliably. The local delivery market is expected to continue to grow at a fast pace, as more retailers seek to offer greater convenience to customers. Both current and long-term legislation, phasing out commercial vehicles powered by fossil fuels in favor of clean energy technologies such as battery electric vehicles (BEV), is further driving demand for both vehicles and associated charging systems.

Due to industry-wide adverse market conditions stemming from a slower than expected adoption rate of commercial electric vehicles in 2023, the Company embarked on a restructuring program to better position itself for a market where cost of capital increased, and revenue grew at a slower pace than anticipated. This program entailed the divestiture and wind-down of several assets deemed non-core to the business.

The Company continues to believe that the innovative proprietary technologies within its WAVE Charging, VIA Motors, Energica, and Solectrac units are proprietary, differentiated and represent a tremendous opportunity as the commercial EV market continues to mature and grow.

WAVE Charging continues to win new contracts with commercial customers looking to use its proprietary high-powered inductive charging technology for warehouse and distribution use cases. Should its current projects be successful, it anticipates it can achieve significant scale with these marquee customers who operate both on a national and global scale.

Energica became the electric motorcycle of choice for several global police forces in 2023, in recognition of the high quality of its products, and Energica Inside continues to leverage Energica's proprietary technologies to provide electrification solutions for several different categories of vehicle, as well as powering motorcycles for other brands in non-competing markets.

VIA Motors is in discussions with other strategic partners interested in licensing its proprietary skateboard technology for those partners' vehicle electrification projects for application to their own vehicular platforms, helping to reduce time to market and development costs.

Solectrac has shifted its focus to a direct-to-consumer strategy supported by a small number of dealers in geographic regions where adoption of the technology is greater. This shift ensures the Company can provide excellent service and support to its customers. Solectrac's direct customer sales are further supported by government programs designed to incentivize electrification.

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
61

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
As a result of the impairment analyses performed in the year ended December 31, 2023, the Company recorded impairment losses related to intangible assets of 121.4 million.

As a result of the impairment analyses performed in the year ended December 31, 2022, the Company recorded impairment losses related to intangible assets of 2.6 million.
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
62

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
63

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
Inventory
The valuation of inventory requires us to estimate obsolete or excess inventory. as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The
64

estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. As of December 31, 2023, we had total work-in-process inventory of $9.4 million, raw materials inventory of $6.8 million, total finished goods inventory of $11.9 million and an inventory reserve of $8.3 million. The demand forecast is included in the development of our short-term manufacturing plans to enable consistency between inventory valuation and inventory decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, the stage of the product life cycle of our products, consumer confidence, and customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

The Company had $7.5 million of fixed rate 4.0% convertible debt outstanding as of December 31, 2023. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of issuance of new debt, such debt could be subject to changes in interest rates.

Market Risk

We have had investments in debt securities classified as available-for-sale securities, and which were recorded at fair value. There were no such investments as of December 31, 2023. In the year ended December 31, 2022, we recorded impairment losses of $15.8 million related to these investments. There were no such investments as of December 31, 2021.

For the year ended December 31, 2023, the Company no longer has any investments in equity securities of which are publicly-traded. For the year ended December 31, 2022 the Company had investments in equity securities, certain of which are publicly-traded which had carrying amounts of $7.5 million. These include shares of common stock of Energica, which are publicly traded in Italy, and at December 31, 2021 had a carrying amount of $12.3 million and a fair value of $21.8 million. The remainder of the equity investments are not publicly traded.
Based on management’s analysis of certain investment’s performance, there were no impairment losses recorded in the year ended December 31, 2023, and impairment losses of $4.5 million and $0.2 million were recorded in the years ended December 31, 2022 and 2021, respectively. We have recorded impairment losses related to equity method investments of $0.0 million and $11.8 million in the years ended December 31, 2023 and 2022, respectively.

65

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

Foreign Currency Risk

We are exposed to risks associated with changes in foreign exchange rates. Changes in foreign exchange rates create volatility in the U.S. Dollar equivalent of our revenues and expenses. While results of our China operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. While our exposure to foreign exchange risk is not currently material to us, we expect to grow our international revenues in the future, and any future potential exposure to foreign exchange fluctuations may present a material risk to our business. We recorded foreign currency exchange losses of $0.0 million and $4.1 million in the years ended December 31, 2023 and 2022, respectively.
66

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
IDEANOMICS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Ideanomics, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ideanomics, Inc. and Subsidiaries (the “Company”), as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2023. As part of our 2023 audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Business Combinations

Critical Audit Matter Description

As described in Note 7 to the consolidated financial statements, the Company acquired all outstanding shares of VIA and was accounted for as a business combination. We identified the evaluation of the acquisition date fair value of intangible assets acquired and goodwill as a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the evaluation of acquisition date fair values of the intangible assets acquired and goodwill included the following, among others:

aWe evaluated the design and operating effectiveness of certain controls over the acquisition-date valuation process, including controls over the development of the key assumptions such as the revenue growth and the applied discount rate. We considered the material weaknesses relating to management’s internal controls in determining the nature, timing and extent of audit tests applied in our audit.
bWe read and reviewed the relevant agreements to assess the reasonableness and completeness of assets identified in the purchase price allocation.
cWe vouched to stock tendered to source documentation to validate purchase price.
dWe evaluated the methodologies used to determine the fair value of the consideration provided in the form of notes receivable and SAFE note to determine the consideration provided for the acquisition.
eWe obtained the purchase price allocation analyses from management and the third-party specialists engaged by management.
fWe assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialist.
gWe evaluated the methodologies used to determine the fair values of the intangible assets and goodwill.
hWe tested the assumptions used within the discounted cash flow models to estimate the fair values of the intangible assets, which included key assumptions such as the future revenue growth and the applied discount rate.
iWe assessed the reasonableness of management’s forecast by inquiring with management to understand how the forecasts were developed and comparing the projections to historical results and economic conditions.
jWe involved an internal valuation specialist who assisted in the evaluation and testing performed of the reasonableness of significant methods and assumptions to the models, including the applied discount rate.
kWe assessed the sufficiency of Company’s disclosure of its accounting for these acquisitions included in Note 7.

Impairment assessment of intangible assets and goodwill

Critical Audit Matter Description

As described in Note 3 and Note 11 to the consolidated financial statements, the Company performs an annual impairment assessment of its indefinite-lived intangible assets and goodwill, or more frequently if events or circumstances indicate that the carrying values exceeds its fair value. The Company reviews other intangible assets with estimable lives for impairment whenever indicators are present that the carrying value may not be recoverable.

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

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the evaluation of the intangible assets and goodwill for impairment included the following, among others:

aWe evaluated the design and operating effectiveness of certain controls over the Company’s annual impairment assessments of intangible assets and goodwill. We considered the material weaknesses relating to management’s internal controls in determining the nature, timing and extent of audit tests applied in our audit.
bWe evaluated management’s assessment in qualitative factors relating to the intangible assets and goodwill valuation, by accumulating our understanding of the Company’s reporting units’ performance.

cWith respect to the Company’s valuation of intangible assets and goodwill as a result of impairment indicators identified:
1.We also assessed the reasonableness of management’s forecast by inquiring with management to understand how the forecasts were developed and comparing the projections to historical results. and evaluating the reasonableness of management’s projected financial information by comparing to observable economic conditions.
2.We assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialists and management’s specialist who prepared the valuation analyses.
3.We evaluated the methodologies used to determine the fair values of the impaired intangible assets and goodwill.
4.We involved an internal valuation specialist who assisted in the evaluation and testing performed of the reasonableness of significant methods and assumptions to the models, including the applied discount rate.
aWe reviewed the Company’s reconciliation of net book value of its reporting units as compared to market capitalization.
bWe assessed the Company’s disclosure of its impairment assessments included in Note 3 as well as the sufficiency of footnote disclosure of impairment assessment of intangible assets and goodwill in Note 11.

Valuation of Inventory

Critical Audit Matter Description

As described in Note 3, the Company’s inventory is stated at the lower of cost or net realizable value, with cost generally computed on a first-in, first-out basis. Estimated losses from obsolete and slow-moving inventories are recorded to reduce inventory values to their estimated net realizable value and are charged to costs of revenue. At the point of loss recognition, a new cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in a recovery in carrying value.

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

How the Critical Audit Matter was addressed in the Audit

The most relevant procedures we performed to address this critical audit matter included the following:

aWe evaluated the design and operating effectiveness of certain controls over the Company’s valuation of inventory.
bWe considered the material weakness relating to management’s internal controls in determining the nature, timing and extent of audit tests applied in our audit.
cWe evaluated the Company’s estimate for excess and obsolete inventory including the following:
aEvaluating the reasonableness of the methodology used by management to develop its estimate;
bTesting the completeness, accuracy, and relevance of the underlying data used by management to develop the estimate;
cEvaluating the reasonableness of specified inputs supporting management's estimate, including historic inventory trends, and historic write-off activity;
dUtilizing data obtained from physical inventory observation, analytical procedures and other procedures to evaluate the reasonableness of qualitative adjustments, including those related to forecasted demand and usage;
ePerforming inquiries with appropriate financial personnel, regarding obsolete or discontinued inventory models and other factors to corroborate management’s assertions regarding qualitative judgments about slow moving and obsolete inventories; and
fTesting the mathematical accuracy of the calculations related to the application of the Company’s methodology to specific inventory categories.
gEvaluating inventory levels and relative obsolescence reserves analytically

Valuation of Warrants attached to Preferred Stock Series B

Critical Audit Matter Description

As described in Note 15 to the consolidated financial statements, the Company entered into a securities purchase agreement and sold preferred stock and warrants during 2023. We identified the evaluation of the fair value of warrants issued and preferred stock as a critical audit matter.

The principal consideration for our determination that the evaluation of the fair value of the warrants issued and preferred stock was a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of the fair values of the warrants issued and preferred stock, which is primarily due to the complexity of the valuation models used and the sensitivity of the underlying significant assumptions. The key assumptions used within the valuation models included assigning probabilities to different possible outcomes at each node of the lattice for the binomial lattice framework used for valuing the preferred shares and probability of possible outcomes of a down round provision being triggered in using the scenario-based method. The calculated fair values are sensitive to changes in these key assumptions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the evaluation of acquisition date fair values of the warrants issued included the following, among others:

aWe read and reviewed the relevant agreements to agree to key terms of the preferred shares and warrants issued to determine accuracy of the shares and warrants issued.
bWe vouched to source documentation to validate warrants and preferred shares issued.
cWe assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialist.
dWe evaluated the methodologies used to determine the fair values of the preferred shares and warrants issued.
eWe tested the assumptions used within the valuation models to estimate the fair values of the preferred shares and warrants issued.
fWe involved an internal valuation specialist who assisted in the evaluation and testing performed of the reasonableness of significant methods and assumptions to the models.
gWe assessed the sufficiency of Company’s disclosure of its accounting for these preferred shares and warrants issued included in Note 15.

/S/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, NY

June 18, 2024

IDEANOMICS, INC. CONSOLIDATED BALANCE SHEETS (USD in thousands)

As of December 31,	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,249	$2,914
Accounts receivable, net	1,037	2,107
Contract assets	34	3,579
Amount due from related parties	—	90
Notes receivable from third parties, net	42	31,653
Inventory	19,838	29,309
Prepaid expenses	3,481	9,569
Other current assets	1,882	5,096
Current assets of discontinued operations	5,036	33,703
Total current assets	32,599	118,020
Property and equipment, net	12,904	7,845
Intangible assets, net	23,667	43,622
Goodwill	35,894	37,775
Operating lease right of use assets	6,117	10,533
Long-term investments	—	7,500
Other non-current assets	2,861	2,276
Non-current assets of discontinued operations	2,842	19,212
Total assets	$116,884	$246,783
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND EQUITY
Current liabilities
Accounts payable	$55,208	$25,224
Deferred revenue (including customer deposits of $1,891 and $1,786 as of December 31, 2023 and 2022, respectively)	2,537	2,186
Accrued salaries	5,347	6,851
Accrued expenses	3,784	2,669
Amount due to related parties	1,419	1,927
Other current liabilities	13,181	9,287
Current portion of operating lease liabilities	3,222	2,031
Current contingent consideration	727	867
Promissory note due to related party-short term	2,348	2,021
Promissory note due to third parties-short term	14,615	9,578
Convertible promissory note due to third-parties	7,524	3,928
Current liabilities of discontinued operations	7,721	14,244
Total current liabilities	117,633	80,813
Promissory note-long term	3,943	1,957
Operating lease liability-long term	10,890	8,566
Deferred tax liabilities	1,946	2,509
Other long-term liabilities	1,071	1,131
Non-current liabilities of discontinued operations	1,672	5,212
Total liabilities	137,155	100,188
Commitments and contingencies (Note 19)
Convertible redeemable preferred stock:
Series A - 7,000,000 shares issued and outstanding, liquidation and deemed liquidation preference of $3,500,000 as of December 31, 2023 and 2022, respectively	1,262	1,262
Series B - 60,000,000 shares authorized, 20,000,000 and 10,000,000 shares issued and 2,105,200 and 10,000,000 shares outstanding as of December 31, 2023 and 2022, respectively	1,863	8,850
Series C - 2,000,000 shares authorized, 1,159,210 and 0 shares issued and 613,039 and 0 shares outstanding as of December 31, 2023 and 2022, respectively	4,825	—
Equity:
Common stock - $0.001 par value; 1,500,000,000 shares authorized, 11,985,268 and 4,781,930 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,499	597
Additional paid-in capital	1,071,520	1,004,082
Accumulated deficit	(1,090,579)	(866,418)
Accumulated other comprehensive (income) loss	(4,553)	(6,104)
Total Ideanomics, Inc. shareholder's equity	(22,113)	132,157
Non-controlling interest	(6,108)	4,326
Total equity	(28,221)	136,483
Total liabilities, convertible redeemable preferred stock and equity	$116,884	$246,783
The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC. OPERATIONS (USD in thousands, except per share data)

For the years ended December 31,	2023	2022
Revenue from sales of products	$13,710	$14,754
Revenue from sales of services	985	3,917
Other revenue	764	344
Total revenue	15,459	19,015
Cost of revenue from sales of products	17,765	20,257
Cost of revenue from sales of services	58	1,742
Cost of other revenue	350	374
Total cost of revenue	18,173	22,373
Gross profit	(2,714)	(3,358)

Operating expenses:
Selling, general and administrative expenses	83,780	113,573
Research and development expense	10,191	3,792
Asset impairments	163,984	63,847
Goodwill impairments	13,712	22,662
Change in fair value of contingent consideration, net	(73,768)	(131)
Litigation settlements	89	225
Depreciation and amortization	16,752	5,308
Total operating expenses	214,740	209,276

Loss from operations	(217,454)	(212,634)

Interest and other income (expense):
Interest income	316	3,449
Interest expense	(4,307)	(2,909)
Loss on disposal of subsidiaries, net	(1,152)	(217)
Gain on remeasurement of investment	—	10,965
Other income, net	12,505	865
Loss before income taxes and non-controlling interest	(210,092)	(200,481)

Income tax benefit	5,242	1,574
Impairment of and equity in loss of equity method investees	—	(14,726)

Net loss from continuing operations	(204,850)	(213,633)
Net loss from discontinued operations, net of tax	(29,276)	(68,452)
Net loss	(234,126)	(282,085)

Net loss attributable to common shareholders	(234,126)	(282,085)

Net loss attributable to non-controlling interest	10,297	21,425

Net loss attributable to Ideanomics, Inc. common shareholders	$(223,829)	$(260,660)

Basic and diluted loss per share from continuing operations	$(20.59)	$(52.10)
Basic and diluted loss per share from discontinued operations	$(2.94)	$(16.69)
Basic and diluted loss per share	$(23.53)	$(68.79)
Weighted average shares outstanding:
Basic and diluted	9,971,038	4,101,624
The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (USD in thousands)

For the years ended December 31,	2023	2022

Net loss	$(234,126)	$(282,085)
Other comprehensive loss, net of nil tax
Foreign currency translation adjustments	1,677	(7,591)
Comprehensive loss	(232,449)	(289,676)
Comprehensive loss attributable to non-controlling interest	10,171	22,689
Comprehensive loss attributable to Ideanomics, Inc. common shareholders	$(222,278)	$(266,987)
The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended December 31, 2023 and 2022 (USD in thousands, except per share data)

	Common Stock	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Ideanomics Shareholders' equity	Non- controlling Interest	Total Equity
Balance, December 31, 2021	3,978,180	$497	$968,066	$(605,758)	$222	$363,027	$2,341	$365,368
Share-based compensation	—	—	10,603	—	—	10,603	—	10,603
Re-acquired shares	(53,021)	(7)	6	—	—	(1)	—	(1)
Acquisition of subsidiaries	—	—	—	—	—	—	24,827	24,827
Common stock issuance for professional fee	21,672	3	1,455	—	—	1,458	—	1,458
Common stock issued under employee Stock Incentive Plan	1,000	—	66	—	—	66	—	66
Common stock issuance for convertible note	537,031	67	16,722	—	—	16,789	—	16,789
Common stock issuance	138,400	17	2,869	—	—	2,886	—	2,886
Employee termination option repurchase	—	—	(11)	—	—	(11)	—	(11)
Preferred stock warrants	—	—	1,150	—	—	1,150	—	1,150
Accrued dividend for preferred stock	—	—	(56)	—	—	(56)	—	(56)
Investments from noncontroller shareholders	—	—	—	—	—	—	264	264
Share issuance pertinent to SEPA	158,667	20	3,295	—	—	3,315	—	3,315
Deconsolidation of subsidiary	—	—	—	—	—	—	(417)	(417)
Tax withholding paid for net share settlement of equity awards	—	—	(83)	—	—	(83)	—	(83)
Net income (loss)	—	—	—	(260,660)	—	(260,660)	(21,424)	(282,084)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	(6,326)	(6,326)	(1,265)	(7,591)
Balance, December 31, 2022	4,781,929	597	1,004,082	(866,418)	(6,104)	132,157	4,326	136,483
Cumulative effect of changes in accounting principle	—	—	—	(332)	—	(332)	—	(332)
Share-based compensation	—	—	5,387	—	—	5,387	—	5,387
Dividend accrued for preferred stock	—	—	(481)	—	—	(481)	—	(481)
Preferred stock warrants	—	—	(17,402)	—	—	(17,402)	—	(17,402)
Common stock issuance for series B preferred stock conversion	1,400,635	175	15,662	—	—	15,837	—	15,837
Common stock issuance for series B preferred stock warrants exercise	3,191,555	399	17,117	—	—	17,516	—	17,516
Warrants expiration	—	—	1,037	—	—	1,037	—	1,037
Tax withholding paid for net share settlement of equity awards	21,359	3	(357)	—	—	(354)	—	(354)
Common stock issuance for professional fee	407,781	51	4,384	—	—	4,435	—	4,435
Share issuance pertaint to SEPA	1,053,333	132	15,922	—	—	16,054	—	16,054
Common stock issuance for preferred stock conversion	—	—	—	—	—	—	—	—
Common stock issuance for acquisition	1,011,372	126	24,712	—	—	24,838	—	24,838
RSU issued to employees	224,800	16	1,722	—	—	1,738	—	1,738
Non-controlling shareholders withdraw	—	—	—	—	—	—	(263)	(263)
Common stock cancellation	(107,497)	—	(265)	—	—	(265)	—	(265)
Net income (loss)	—	—	—	(223,829)	—	(223,829)	(10,297)	(234,126)
Foreign currency translation adjustments, net of nil tax	—	—	—	—	1,551	1,551	126	1,677
Balance, December 31, 2023	11,985,267	$1,499	$1,071,520	$(1,090,579)	$(4,553)	$(22,113)	$(6,108)	$(28,221)
The accompanying notes are an integral part of these consolidated financial statements.

IDEANOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (USD in thousands)

For the years ended December 31,	2023	2022
Cash flows from operating activities:
Net loss	$(234,126)	$(282,085)
Net loss from discontinued operations	(29,276)	(68,452)
Net loss from continuing operations	(204,850)	(213,633)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	6,886	10,604
Depreciation and amortization	17,745	5,780
Obsolescence of inventory	219	490
Noncash lease expense	2,184	1,919
Non-cash interest expense (income)	2,955	(1,909)
Allowance for doubtful accounts	1,427	606
Income tax benefit	(5,242)	(1,574)
Issuance of common stock for professional fees	4,436	1,647
Other income (forgiveness of liabilities)	70	404
Change in fair value of contingent consideration, net	(73,767)	(131)
Impairment of and equity in losses of equity method investees	—	15,310
Loss on disposal of fixed assets	—	5
Impairment losses	177,696	86,509
Foreign currency exchange losses	34	1,081
Loss (gain) on disposal of subsidiaries, net	1,152	67
Gain on remeasurement of investment	—	(10,965)

Change in assets and liabilities, net of acquisitions:
Accounts receivable	(606)	(47)
Inventory	9,301	(15,949)
Prepaid expenses and other assets	4,616	(7,328)
Accounts payable	15,388	17,676
Deferred revenue	249	(78)
Amount due to related parties (interest)	(419)	38
Accrued expenses, salary and other current liabilities	2,931	(1,349)
Net cash used in operating activities from continuing operations	(37,595)	(110,827)
Net cash used in operating activities from discontinued operations	(15,062)	(19,162)
Net cash used in operating activities	(52,657)	(129,989)

Cash flows from investing activities:
Acquisition of property and equipment	—	(6,221)
Acquisition of intangible assets	—	(560)
Proceeds from disposal of fixed asset	—	28
Disposal of subsidiaries, net of cash disposed	—	(417)
Acquisition of subsidiaries, net of cash acquired	831	(54,889)
Investment in debt securities	(2,900)	(31,932)
Investments in long-term investment	—	(401)
Proceed from long term investment	—	659
Loans to related-party	—	(1,000)
Proceeds from loan repayment	—	400
Proceeds from selling available for sales securities	5,240	4,032
Investment in available for sales securities	—	(165)
Net cash provided by (used in) investing activities from continuing operations	3,171	(90,466)
Net cash used in investing activities from discontinued operations	(1,348)	(4,256)
Net cash used in investing activities	1,823	(94,722)

Cash flows from financing activities
Proceeds from exercise of options and warrants and issuance of common stock	4,026	589
Proceeds from issuance of convertible notes	7,650	4,875
Proceeds from issuance of preferred stock and warrants	9,850	10,000
Borrowings from related parties	2,000	2,000
Borrowings from third parties	8,700	485
Proceeds from revolving line of credit	6,060	5,090
Repayments to third parties	(1,439)	(128)
Principal payments on revolving line of credit	(7,077)	(3,906)
Repayment of convertible notes	—	(40,833)
Proceeds from noncontrolling interest shareholder	—	49
Tax withholding paid for net share settlement of equity awards	—	(84)
Proceeds (repayments) due from/to related parties	(2,000)	—
Payment of finance lease obligations	(36)	(132)
Net cash provided by (used in) financing activities from continuing operations	27,734	(21,995)
Net cash provided by financing activities from discontinued operations	4,198	971
Net cash provided by (used in) financing activities	31,932	(21,024)
Effect of exchange rate changes on cash	(598)	(2,199)
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,500)	(247,934)

Cash, beginning of period - continuing operations	2,914	232,982
Cash, beginning of period - discontinued operations	19,015	36,881
Total cash, beginning of period	21,929	269,863

Cash, end of period - continuing operations	1,249	2,914
Cash, end of period - discontinued operations	1,180	19,015
Total cash, end of period	$2,429	$21,929

Supplemental disclosure of cash flow information:
Cash paid for income tax	$—	$191
Cash paid for interest	$485	$1,578

Issuance of shares for acquisition	$26,308	$—
Issuance of shares for convertible notes conversion	$16,054	$16,789
Issuance of shares for preferred stock conversion	$15,837	$—
Issuance of shares for repayment of convertible note and accrued interest	$—	$2,153
Issuance of shares for SEPA inducement	$—	$754
Issuance of shares for notes receivable	$—	$2,786
Purchases of property and equipment with unpaid costs accrued in accounts payable	$876	$541
Purchases of intangibles with unpaid costs accrued in accounts payable	$40	$136
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$6,773
Finance leases	$422	$1,134
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

As of December 31, 2023, the Company had cash and cash equivalents of approximately $1.2 million. Approximately $1.2 million was held in accounts outside of the United States, primarily in Italy. The Company also had accounts payable and accrued expenses of $64.3 million, other current liabilities of $13.2 million, current contingent consideration of $0.7 million, lease payments due within the next twelve months of $3.2 million, and payments of short-term and long-term debt due within the next twelve months of $24.5 million. The Company had a net loss from continuing operation of $204.9 million for the year ended December 31, 2023, and an accumulated deficit of $1,090.6 million.

The Company believes that its current level of cash and cash equivalents are not sufficient to fund continuing operations. The Company will need to bring in new capital to support its growth and, as evidenced from its successful capital raising activities in 2020 and 2021, believes it has the ability to continue to do so. However, there can be no assurance that this will occur.

The Company has various vehicles through which it could raise a limited amount of equity funding, however, these are subject to market conditions which are not within management’s control. Management continues to seek to raise additional funds through the issuance of equity, mezzanine or debt securities. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our business and industry. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has experienced greater net losses and negative cash flows from operating and investing activities in the year ended December 31, 2023, consistent with its business plan for ongoing activities and planned acquisitions. As of the date of the filing of this Form 10-K, securing additional financing is in progress, and as such management has limited the extent to which it is taking actions to delay, scale back, or abandon future expenditures. As such, management’s actions to preserve an adequate level of liquidity for a period extending twelve months from the date of the filing of this Form 10-K are no longer sufficient on their own without additional financing, to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern. We currently do not have adequate cash to meet our short or long-term needs. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

The Company’s ability to raise capital is critical. The Company has raised approximately $30 million, since the beginning of the first quarter 2023, including the sale of preferred shares, issuance of a convertible note, the sale of financial assets and the sale of shares under the SEPA.
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

Wind Down of PRC Operations

On September 12, 2022, the Board authorized management to pursue a plan to restructure the current electric vehicle resale activities in China. In 2023, the Board authorized the management to completely wind down all operational activities in China.

Discontinued Operations

During the year ended December 31, 2023, our business components Timios, US Hybrid, Tree Technologies, Justly and China met the criteria for classification as discontinued operations and are no longer presented as continuing operations. Assets and liabilities associated with these components are presented in our consolidated balance sheets as Discontinued Operations. The results of operations related to these components are included in the consolidated statements of operations as "Loss from discontinued operations, net of tax." The cash flows of these components are also presented separately in our consolidated statements of cash flows. All corresponding prior year periods presented in our financial statements and related information in the accompanying notes have been reclassified to reflect the Discontinued Operations presentation. Please refer to Note 4 to our Consolidated Financial Statements of this Annual Report for additional information regarding these specific matters.

Note 2. Immaterial Corrections of Prior Period Financial Statements

The Company has determined that there were immaterial errors in the consolidated financial statements as of and for the year ended December 31, 2022 related to Solectrac's revenue recognition. Previously, revenue was recognized upon dealer financing of e-tractors through Mitsubishi floor plan, resulting in an increase in accounts receivable and a decrease in inventory. The Company has determined that there was an oversight in assessing current information, leading to an underestimation of the high probability of returns and incomplete disclosure of contractual terms in the Dealership Agreements, Funding Agreement and Floor Plan Agreement. As a result, previously recognized revenue is being restated, and going forward, revenue is recognized upon delivery of products to end-customers. Inventory held by the dealer and the finance debt are now recognized on the balance sheet.

The Company assessed the materiality of these errors in accordance with Staff Accounting Bulletin No. 99, Materiality, and the Company determined that, qualitatively, the amounts, individually and in the aggregate, would have no bearing on the decision-making process of a reasonable investor. Accordingly, the Company is correcting the relevant consolidated financial statements and related footnotes as of and for the year ended December 31, 2022 within these consolidated financial statements.

The former management team at Solectrac failed to communicate the high probability of dealers cancelling contracts due to lack of sales and failed to disclose the full nature of the contractual language (Dealership Agreements, Funding Agreement, Floor Plan Agreement). The probability was assumed lower than actually occurred, due to the Ideanomics team only relying upon the Solectrac CEO’s communications and did not take into account the full contractual relationship. Due to the cancellation of contracts, all revenue in relation to the sales to dealers was reversed, and only revenue related to sales to a direct customer, or sales from a dealer to an end customer was recognized.

The Company intends to revise its condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023 through subsequent periodic filings.

The following table reflects the impact of the immaterial corrections discussed above on the Company’s previously reported consolidated balance sheet as of December 31, 2022 (in thousands):

	Previously Reported	Adjustments	As Revised
Assets
Accounts receivable, net	$4,242	$(2,135)	$2,107
Inventory	23,192	6,117	29,309
Liabilities
Deferred revenue	1,999	187	2,186
Promissory note due to third parties-short term	5,814	3,764	9,578
Stockholders’ Equity
Accumulated deficit	$(866,450)	$32	$(866,418)

The following table reflects the impact of the immaterial corrections discussed above on the Company’s previously reported consolidated statement of operations for the year ended December 31, 2022 (in thousands, except per share amounts):

	Previously Reported	Adjustments	As Revised
Revenue from sales of products	$20,839	$(6,085)	$14,754
Total revenue	25,100	(6,085)	19,015
Cost of revenue from sales of products	26,374	(6,117)	20,257
Total cost of revenue	28,490	(6,117)	22,373
Gross profit	(3,390)	32	(3,358)
Loss from operations	(212,666)	32	(212,634)
Net loss	$(282,117)	$32	$(282,085)

The following table reflects the impact of the immaterial corrections discussed above on the Company’s previously reported consolidated statement of comprehensive loss for the year ended December 31, 2022 (in thousands, except per share amounts):

	Previously Reported	Adjustments	As Revised
Net loss	$(282,117)	$32	$(282,085)
Comprehensive loss	(289,708)	32	(289,676)
Comprehensive loss attributable to Ideanomics, Inc. shareholders	$(267,019)	$32	$(266,987)

The following table reflects the impact of the immaterial corrections discussed above on the Company’s previously reported consolidated statement of cash flows for the year ended December 31, 2022 (in thousands):

	Previously Reported	Adjustments	As Revised
Net loss	$(282,117)	$32	$(282,085)
Net loss from continuing operations	(213,665)	32	(213,633)
Accounts receivable	(2,182)	2,135	(47)
Inventory	(9,832)	(6,117)	(15,949)
Accrued expenses, salary and other current liabilities	$(5,113)	$3,764	$(1,349)

Ideanomics believes there was an oversight of current information. The high probability of returns was underestimated and the full nature of the contractual language was not fully disclosed. As a result, previously recorded revenue is being restated and current and future revenue is recorded when products reach end-customers.

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
On an ongoing basis, the Company evaluates its estimates, including those related to the credit losses, collectability of notes receivable, sales returns, fair values of financial instruments, equity investments, stock-based compensation, intangible assets, and goodwill, useful lives of intangible assets and property and equipment, asset retirement obligations, income taxes, and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities.
(c)Cash and Cash Equivalents
Cash consists of cash on hand, demand deposits, time deposits, and other highly liquid instruments with an original maturity of three months or less when purchased. Investments in money market or similar funds are evaluated in order to determine if the fund meets the definition of cash equivalents. The factors evaluated include the weighted-average maturity date of the fund's underlying securities, the fund's redemption policies, and if the fund's investment attributes are consistent with the investment attributes of an SEC-registered money market fund. Refer to Note 21 for additional information on our credit and foreign currency risks.
(d)Accounts Receivable, net
Accounts receivable are recognized at invoiced amounts and do not bear interest. The Company maintains an allowance for for estimated credit losses resulting from the inability of its customers to make required payments. The Company reviews its allowance for credit loss an ongoing basis. In establishing the required allowance, management considers any historical losses, the customer’s financial condition, the accounts receivable aging, and the customer’s payment patterns. After all attempts to collect a receivable have failed and the potential for recovery is remote, the receivable is written off against the allowance.
During the year ended 2023, the Company reviewed accounts receivable aging and noticed the extended payment period from the customer. Accordingly the Company increased the loss rate from 5% yo 50%, and the allowance for expected credit loss at December 31 2023 is $1.6 million.
(e)Notes receivable, net
The Company had elected the fair value option for notes receivable. The convertible notes receivable were recorded at fair value at the reporting period and any changes to fair value and foreign currency were recorded in earnings. Refer to Note 6 for additional information.

Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances and records an allowance for credit losses if the Company determines if the risk of non-payment of the loan is probable and estimable.
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
Application of goodwill impairment tests requires significant management judgment, including the identification of reporting units, assigning assets, liabilities, and goodwill to reporting units and determination of fair value of each reporting unit. Judgment applied when performing the qualitative analysis includes consideration of macroeconomic, industry and market conditions, overall financial performance of the reporting unit, composition, personnel or strategy changes affecting the reporting unit and recoverability of asset groups within a reporting unit. Judgments applied when performing the quantitative analysis includes estimating future cash flows, determining appropriate discount rates, and making other assumptions. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for each reporting unit.
Intangible assets, excluding goodwill, consist primarily of patents, trademarks, brands, and land use rights, which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized, generally on a straight-line basis, over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
The composition of inventory is as follows (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$6,807	$4,147
Work in progress	9,429	10,775
Finished goods	11,937	17,454
Inventory Reserve	(8,335)	(3,067)
Total	$19,838	$29,309

The following table summarizes the movement in the inventory reserve (in thousands):

	December 31, 2023	December 31, 2022
Balance at the beginning of the year	$(3,067)	$(476)
Increases	(5,268)	(2,591)
Decreases	—	—
Balance at the end of the year	$(8,335)	$(3,067)
The carrying amount of inventories serving as collateral for short-term borrowing agreements is $2.0 million, and $1.8 million for years ending December 31, 2022 and December 31, 2023, respectively.
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
Impairment of Investments
Management periodically reviews long-term investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investment may not be fully recoverable. Management considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the investment is below the carrying amount, an impairment loss is recorded to record the investment at fair value. The Company recorded impairment losses of $6.9 million and $11.8 million in the years ended December 31, 2023 and 2022, respectively, for investments accounted for as equity method investments.
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
(l)    Product Warranties
Certain of the Company’s products are sold subject to standard product warranty terms, which generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. Accruals for estimated expenses related to product warranties are made at the time revenue is recognized and are recorded as a component of costs of revenue. The Company estimates the liability for warranty claims based on standard warranties, the historical frequency of claims and the cost to replace or repair products under warranty. Factors that influence the warranty liability include the number of units sold, the length of warranty term, historical and anticipated rates of warranty claims and the cost per claim. The warranty liability as of December 31, 2023 and 2022 is $0.4 million and $0.6 million, respectively, and is included in “Other current liabilities” within the consolidated balance sheet.
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
(n) Preferred Stock

Preferred Shares are classified within permanent equity on the Company’s consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 Distinguishing Liabilities from Equity.
(n)    Fair Value Measurements
Our financial instruments that are not re-measured at fair value include cash and cash equivalents, accounts receivable, net, notes receivable, net, accounts payable and other current liabilities. The carrying values of theses financials instruments approximate their fair values with the exception of contingent consideration. Refer to Note 24 for additional information.
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
Transactions denominated in currencies other than functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated in the functional currency at the applicable rates of exchange in effect at the balance sheet date. Foreign currency (gains) losses of $0.0 million and $4.1 million were recorded in "Selling, general and administrative expenses" on the Consolidated Statements of Operations in the years ended December 31, 2023 and 2022, respectively.
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
Escrow trust balances at December 31, 2022 were $9.3 million There were no escrow trust balances as of December 31, 2023 as Timios was sold in 2023.
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
The Company has a floor plan loan agreement for new inventory which involves three parties: Solectrac, the supplier of the goods, the dealer, and Mitsubishi, the loan facilitator. Floor plan is a method of financing inventory purchases, where a lender pays for assets that have been ordered by a retailer and is paid back from the proceeds from the sale of these items. The dealer purchases inventory from Solectrac through Mitsubishi’s guarantee of payments to Solectrac. The loan agreement facilitates the arrangement, resulting in all assets acquired through the floor planning arrangement being documented on Solectrac's balance sheet, along with the corresponding floor plan liability. Revenue is recognized when the dealer sells the inventory, and the loan agreement is satisfied.
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
The Company records deferred revenues when cash payments are received or due before performance, including refundable amounts.

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

For contracts recognized at a point in time, the Company recognizes revenue when control passes to the customer, which is generally based on shipping terms that address when title and risk and rewards pass to the customer. However, the Company also considers certain customer acceptance provisions as certain contracts with customers include installation, testing, certification or other acceptance provisions. In instances where contractual terms include a provision for customer acceptance, the Company considers whether it has previously demonstrated that the product meets objective criteria specified by either the seller or customer in assessing whether control has passed to the customer. In instances where there is a contingent liability associated with sales, the Company defers recognition of revenue until product is delivered to a retail customer.

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
(s)    Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $2.3 million and $6.1 million in the years ended December 31, 2023 and 2022, respectively.
(t)    Research and Development Costs
The Company expenses research and development costs, which may be incurred for the design, development, experimentation and testing of products related to the automotive industry. Research and Development costs were $10.2 million and $3.8 million in the years ended December 31, 2023 and 2022, respectively.
(u)    Share-Based Compensation

The Company awards share options and other equity-based instruments to its employees, directors and consultants (collectively “share-based payments.”) Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date. The Company recognizes the compensation cost over the period the individual is required to provide service in exchange for the award, which generally is the vesting period. The amount of cost recognized is adjusted to reflect the effect of forfeiture as they occur. When no future services are required to be performed by the individual in exchange for an award of equity instruments, and if such award does not contain a performance or market condition, the cost of the award is expensed on the grant date. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant-date value of such award that is vested at that date. For options with market conditions, the fair value of each award is estimated on the date of grant using a Monte-Carlo valuation model and the fair value of each option recognized as compensation expense over the derived service period. For options with performance conditions, the fair value of each award is estimated on the date of grant using the Black-Scholes Merton valuation model and the fair value of each option recognized as compensation expense over the implicit service period. When using the Black-Scholes model to determine the fair value of the awards granted, management noted it could not rely on its historical exercise data to develop an accurate expected term as the Company has made significant structural changes in its business via multiple acquisitions and divestitures over the last few years. Thus, the Management deemed the Company’s use of the “simplified” method to develop the estimate of the expected term for the stock options to be appropriate. The simplified method uses the mid-point between the vesting period and the contractual term for each grant as the expected term.
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
The Company recognizes the effect of uncertain income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50.0% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to record interest and penalties related to income taxes as a component of income tax expense. There were no material interest or penalties for the years ended December 31, 2023, 2022 and 2021, respectively.
On December 22, 2017, the TCJA was signed into law, which among other effects, reduces the U.S. federal CIT rate to 21.0% from 35.0% (or 21.0% in certain cases) beginning in 2018, and requires companies to pay a one-time transition tax on certain unrepatriated earnings from non-U.S. subsidiaries that is payable over eight years. No tax was due under this provision. The TCJA also makes the receipt of future non-U.S. sourced income of non-U.S. subsidiaries tax-free to U.S. companies and creates a new minimum tax on the earnings of non-U.S. subsidiaries relating to the parent’s deductions for payments to the subsidiaries.
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

Additionally, VIA was identified as a VIE in consideration of the aggregate funding provided since August 2021 through the acquisition date of January 31, 2023. Prior to entering into the Merger Agreement, on June 7, 2021, the Company and VIA entered into a SAFE for an amount of $7.5 million which is recorded in Long-term investments as a cost method investment. VIA is not consolidated for year ending December 31, 2022 as the Company did not participate in the design of VIA, did not have significant influence over VIA to make management decisions, did not have any representation on the VIA’s board and did not provide more than half of the total equity. As a result of the acquisition, the Company consolidated VIA, which results of operations and financial position are included in the financial statements for the year ended December 31, 2023.

The maximum exposure for this VIE is represented in the consolidated balance sheets. The maximum exposure is limited to $39.1 million for the year ending December 31, 2022 , recorded in Notes receivables from third parties, net and Long-term investments. Refer to Notes 5, 10 and 23 for additional information regarding transactions with VIA.

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

In October 2021, the FASB issued ASU No. 2021-08, which will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue).relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers at fair value on the acquisition date. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this ASU prospectively on January 1, 2023. This ASU did not have a material impact on our consolidated financial statements..

Note 4.    Discontinued Operations

During the year ended December 31, 2023, our business components Timios, US Hybrid, Tree Technologies, Justly and China met the criteria for classification as discontinued operations and are no longer presented as continuing operations. Assets and liabilities associated with these components are presented in our consolidated balance sheets as Discontinued Operations. The results of operations related to these components are included in the consolidated statements of operations as "Loss from discontinued operations, net of tax." The cash flows of these components are also presented separately in our consolidated statements of cash flows. All corresponding prior year periods presented in our financial statements and related information in the accompanying notes have been reclassified to reflect the Discontinued Operations presentation.

On July 25, 2023, we completed the sale of the Timios Operations for cash proceeds of $0.5 million (net of $0.2 million in transactions costs paid for by the buyer) and the extinguishment of outstanding payables to YA PN II of $2.4 million. There was no material gain or loss on the sale of the Timios operations. On November 7, 2023, the Company received the deposit of

$0.5 million from a potential buyer of US Hybrid, the details of this transaction are included as a subsequent event in our Note 25. As of December 31, 2023, the China business component completed all commercial vehicle resale activities and does not expect to generate material revenues prior to the wind up of the legal entities in China.

The following table summarizes the operating results of the discontinued operations for the periods indicated:

	Years ended
	December 31, 2023	December 31, 2022
Total revenue	$16,412	$75,835
Cost of revenue	15,418	73,261
Gross profit	994	2,574
Selling and administrative expenses	20,219	35,105
Depreciation and amortization	455	2,409
Asset impairments	10,519	43,694
Other operating costs	31	1,233
Operating loss	(30,230)	(79,867)
Non-operating income (expense)	814	5,278
Income tax benefit	140	6,137
Loss from discontinued operations, net of tax	$(29,276)	$(68,452)

The following table summarizes the assets and liabilities of the Discontinued Operations included in the consolidated balance sheets for the periods indicated:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,180	$19,015
Accounts Receivables, net	382	1,614
Inventory, net	2,667	5,054
Prepaid expenses and other current assets	807	8,020
Current assets of discontinued operations	$5,036	$33,703
Property and equipment, net	177	1,227
Intangible assets, net	6	9,147
Operating lease right of use assets	2,232	5,446
Other noncurrent assets	428	3,392
Noncurrent assets of discontinued operations	$2,843	$19,212

Accounts payable and accrued expenses	$2,947	$8,970
Current portion of operating lease liabilities	941	469
Other current liabilities	3,834	4,805
Current liabilities of discontinued operations	$7,722	$14,244
Operating lease liabilities – long term	1,317	—
Deferred tax liabilities	355	454
Other noncurrent liabilities	—	4,758
Noncurrent liabilities of discontinued operations	$1,672	$5,212

Assets Held for Sale

During the year ended December 31, 2023, our business components Energica, Solectrac and IDEX Spain (the “held for sale businesses”) met the criteria for classification as assets held for sale and discontinued operations. However, as the held for sale businesses comprise the substantial majority of assets, liabilities, revenues and operating costs of the Company’s continuing operations and the period of time over which the disposal events are expected to occur, we have continued to present these operations as continuing operations. We believe this provides more relevant information in the primary financial statements. While these assets are classified as held for sale as we assess active third-party interest, we do not anticipate the sale of all of these businesses. For those that we do decide to sell, it is expected that the majority of the balances attributable to the held for sale businesses will not be divested until the second half of 2024.

The following table summarizes the operating results of the held for sale businesses for the periods indicated:

	Years ended
	December 31, 2023	December 31, 2022
Total revenue	$11,732	$16,341
Cost of revenue	15,284	19,128
Gross profit	(3,552)	(2,787)
Selling and administrative expenses	21,738	21,199
Depreciation and amortization	4,954	4,173
Asset impairments	20,001	22,673
Other operating costs	2,270	3,449
Operating loss	$(52,515)	$(54,281)

The following table summarizes the assets and liabilities of the held for sale businesses included in the consolidated balance sheets for the periods indicated:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,221	$2,168
Accounts Receivables, net	408	1,741
Inventory, net	17,349	25,000
Prepaid expenses and other current assets	2,288	7,482
Current assets of businesses held for sale	$21,266	$36,391
Property and equipment, net	5,616	5,671
Intangible assets, net	23,512	43,471
Goodwill	35,894	37,775
Operating lease right of use assets	6,095	6,533
Other noncurrent assets	2,262	1,818
Noncurrent assets of businesses held for sale	$73,379	$95,268

Accounts payable and accrued expenses	14,703	16,339
Current portion of operating lease liabilities	808	768
Other current liabilities	22,096	18,335
Current liabilities of businesses held for sale	$37,607	$35,442
Operating lease liabilities – long term	5,415	5,846
Deferred tax liabilities	1,007	2,648
Other noncurrent liabilities	4,786	2,773
Noncurrent liabilities of businesses held for sale	$11,208	$11,267

Balance Sheet View if Excluding the Held for Sale Businesses Noted Above

While the sale of the businesses noted above is contingent on the ability to reach a mutually acceptable price with an unrelated arms-length buyer, in the event these business components are divested in the next twelve months, the Company will experience a material change in the assets its owns and operates. The following table presents a balance sheet as of December 31, 2023 as if the sale of Energica, Wave Technologies, and Solectrac were complete and such businesses were presented as discontinued operations. In this event, the balance sheet below would reflect the assets and liabilities of the parent company Ideanomics, Inc. and VIA Motors as the sole remaining continuing operations in that hypothetical situation. However, the balance sheet below presents historical financial information and does not include cash or other assets we would receive from the sale of the businesses held for sale, nor does it show any liabilities that may be reduced or discharged with cash received. Additionally, as described above, we may decide not to sell one or more of the businesses held for sale.

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$28	$746
Accounts Receivables, net	629	366
Inventory, net	2,489	4,309
Prepaid expenses and other current assets	3,148	42,505
Current assets of discontinued operation and businesses held for sale	26,302	70,095
Total current assets	32,596	118,021
Property and equipment, net	7,288	2,174
Intangible assets, net	155	151
Goodwill	—	—
Operating lease right of use assets	22	4,000
Other noncurrent assets	601	8,098
Noncurrent assets of discontinued operation and businesses held for sale	76,222	114,481
Total assets	$116,884	$246,925

Accounts payable and accrued expenses	$49,634	$18,405
Current portion of operating lease liabilities	2,415	1,264
Other current liabilities	20,256	11,457
Current liabilities of discontinued operation and businesses held for sale	45,329	49,687
Total current liabilities	117,634	80,813
Operating lease liabilities – long term	5,474	2,720
Deferred tax liabilities	938	—
Non current contingent Liabilities	—	—
Other noncurrent liabilities	229	321
Noncurrent liabilities of discontinued operation and businesses held for sale	12,880	16,476
Total liabilities	137,155	100,330

Series A	1,262	1,262
Series B	1,863	8,850
Series C	4,825	—
Equity:
Common stock	1,499	597
Additional paid-in capital	1,071,520	1,004,082
Accumulated deficit	(1,090,579)	(866,418)
Accumulated other comprehensive loss	(4,553)	(6,104)
Total Ideanomics, Inc. shareholder’s equity	(22,113)	132,157
Non-controlling interest	(6,108)	4,326
Total equity	(28,221)	136,483
Total liabilities, convertible redeemable preferred stock and equity	$116,884	$246,925
Note 5.    Revenue

The following table summarizes the Company's revenues disaggregated by revenue source, geography (based on the Company's business locations), and timing of revenue recognition (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Geographic Markets
North America	$9,574	$7,497
Europe	5,885	11,518
Total	$15,459	$19,015

Product or Service
Electric vehicle products	$3,328	$4,830
Electric vehicle services	72	—
Electric motorcycle products and services	7,590	10,435
Electric motorcycle sponsorship services	743	1,075
Charging, battery and powertrain products	2,932	849
Charging, battery and powertrain services	30	1,482
Other	764	344
Total	$15,459	$19,015

The following table provides information about client receivables, contract liabilities and contract assets from contracts with customers:

	Year ended
Balances from contracts with customers:	December 31, 2023	December 31, 2022	December 31, 2021
Accounts receivable, net	$1,037	$2,107	$895
Deferred revenue	2,537	2,186	1,241
Contract assets	34	3,579	2,172

In the years ended December 31, 2023 and 2022, the Company recorded grant revenue of $1.0 million and $0.3 million, respectively, in "Other revenue" in the consolidated statements of operations.

For the years ended December 31, 2023 and 2022, the Company recorded a contract assets of $0.0 million and $3.6 million, respectively.
The following table reflects the Company’s deferred revenue balance as of December 31, 2023 and 2022 (in thousands):

	Year ended
Deferred revenue from contracts with customers:	December 31, 2023	December 31, 2022
Beginning balance	$2,186	$1,241
Revenue recognized, included in beginning balance	(1,600)	(996)
Additions, net of revenue recognized during period, and other	1,951	1,941
Ending Balance	$2,537	$2,186

In the years ended December 31, 2023 and 2022 the Company recognized revenue of $1.6 million and $1.0 million respectively, recorded in deferred revenue as of the beginning of the period.

Note 6. Notes Receivable from Third Parties

The following table provides certain information related to notes receivable consists of the following (in thousands):

	As of December 31, 2023
	Cost	Repayment	Unrealized Gains	Unrealized Losses	Impairment	Estimated Fair Value
Green Power Motor Company (d)	45	(3)	—	—	—	42
Total notes receivable	$45	$(3)	$—	$—	$—	$42

	As of December 31, 2022
	Cost	Interest	Unrealized Gains	Unrealized Losses	Impairment	Estimated Fair Value
VIA Note (a)	$63,218	$2,603	$—	$—	$(34,213)	$31,608
VIA Note 2 (a)	14,468	233	—	—	(14,701)	—
Inobat Note (b)	11,819	863	—	(1,083)	(11,599)	—
Green Power Motor Company (d)	45	—	—	—	—	45
Total notes receivable	$89,550	$3,699	$—	$(1,083)	$(60,513)	$31,653
(a)VIA Secured Promissory Notes
On August 30, 2021, the Company invested $42.5 million in VIA, in the form of a convertible promissory note. With a few amendments, the principal amount of the convertible promissory note was $63.2 million as of December 31, 2022. The note was secured by the certain assets and rights of VIA, bore interest at an annual rate of 4.0% and the scheduled maturity date was the earlier of the closing date of the acquisition or one year after the agreement is terminated according to its terms.

The convertible promissory note contained certain customary events of default and other rights and obligations of the parties. The Company expects to convert this promissory note in conjunction with the closing of the acquisition of VIA. Management assessed the probability of closing the acquisition in determining the recoverability of the promissory note.

The Company entered into a secured promissory note (VIA Note-2) of $2.2 million with VIA on May 20, 2022. With a few amendments, the principal amount of the convertible promissory note was 14.5 million as of December 31, 2022, including the Company issuing 0.1 millions shares to settle the debt owed by VIA Motors and recording as notes receivable due from VIA. The Company entered into an amendment of the secured promissory note during the second quarter of 2022 to provide a note that was secured by the certain assets and rights of VIA, bore interest at an annual rate of 4.0%. The principal and interest is due and payable in the event of the termination of the merger agreement.

The following table summarizes the activity related to the notes receivable reserve (in thousands):

Balance at December 31, 2021	$—
Addition	60,513
Balance at December 31, 2022	60,513
Write-offs	(60,857)
Effect of change in foreign currency exchange rates	344
Balance at December 31 2023	$—

During year ended December 31, 2022, the Company experienced significant delays in the closing of the acquisition of VIA and in the fourth quarter of 2022 withdrew the S-4 resulting in an inability to close the acquisition in the manner originally contemplated. Consequently, the outstanding balances were re-evaluated as to recovery and the balances adjusted to estimated recovery values inclusive of the risks associated with the consummation of the acquisition and the credit risks in the event of an unsuccessful closing. During the year ended December 31, 2023, the Company completed the VIA acquisition as of January 31, 2023 and the notes value extended to VIA Motors prior to the closing of the acquisition were written off against the notes receivable reserve at the time of the acquisition to reflect the value attributable to the credits included in the closing statement, VIA notes including additional funding of $0.8 million on

January 17, 2023, were settled and included in the consideration transferred at fair value. An additional impairment of $27.4 million was recorded in "Asset impairments" in the consolidated statement of operations for the three months ended March 31, 2023 upon settlement.
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
The principal amount of the convertible promissory note is €10.0 million ($11.4 million) is unsecured, bears interest at an annual rate of 8.0%, and the scheduled maturity date was December 28, 2022.
The convertible promissory note contains certain customary events of default and other rights and obligations of the parties.

The loan due from Inobat matured in December 2022 without any receipt of payment, in March 2023, the Company extended the maturity date of the loan to May 2023 the Company determined that the Inobat note was fully impaired and recorded an impairment loss of $11.6 million recorded in "Asset impairments" in the year ended December 31, 2022. The Company entered into a settlement with Inobat in the year ended December 31, 2023 and received $5.3 million and wrote off the note against notes receivable reserve.

(c)Green Power Motor Company

On July 29, 2022, the Company loaned $45.0 thousand to Green Power Motor Company. Interest will accrue on the outstanding principal at a rate of fixed interest rate per annum equal to 7.50%. Borrower will make 80 consecutive monthly payments commencing on September 1, 2022.
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
2023 Acquisitions and Divestitures
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
The Company had the notes receivable $31.6 million due from VIA as of December 31, 2022 and increased to $32.6 million before the acquisition. The Company wrote off $27.4 million at the time of the acquisition to reflect the value attributable to the credits included in the closing statement. The remaining balance $5.2 million were included the VIA acquisition consideration.

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

(Dollars in thousands)	December 31, 2023
Fair value of consideration transferred:
Common shares	$28,617
Preferred shares	4,825
SAFE note	581
Secured convertible note	5,165
Contingent consideration	73,627
Purchase price	$112,815

Allocated to:
Current assets	1,757
Property and equipment, net	2,315
Operating lease right of use assets	5,064
Intangible assets – development technology	104,200
Intangible assets – trademark and tradename	11,410
Goodwill	13,020
Other assets	—
Current liabilities	(16,940)
Deferred tax liability	(4,227)
Other liabilities	(3,784)
Fair value of assets acquired, less liabilities assumed	$112,815
The useful lives of the intangible assets acquired is as follows:

December 31, 2023
Intangible assets – development technology	20
Intangible assets – trademark and tradename	20
Weighted average	20
Amortization expense related to intangible assets created as a result of the VIA acquisition for the year ended December 31, 2023 was $11.2 million. The Company wrote down the remaining intangible assets to zero in the year ended December 31, 2023.
The goodwill from the VIA acquisition represents future economic benefits that we expect to achieve as a result of the VIA acquisition. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. The Company wrote down the goodwill to zero in the year ended December 31, 2023.
Revenue of 0.1 million and net loss 139.1 million for the year ended December 31, 2023 have been included in the consolidated financial statements.
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

	Years Ended
	December 31, 2023	December 31, 2022
(Amounts in thousands, except per share and share data)

Total revenue	$14,502	$19,278

Net loss attributable to Ideanomics, Inc. common shareholders	$(199,767)	$(257,130)

Fiducia (wholly owned subsidiary of Timios) Stock Purchase Agreement

On July 25, 2023, the Company closed the Fiducia Stock Purchase Agreement as executed on May 1, 2023, at which time $0.45 million in cash was received by the Company (net of $0.15 million in transaction expenses) paid for by YA II PN and $2.40 million convertible notes owed by the Company to YA II PN were extinguished. The Company recognized $1.7 million gain in the year ended December 31, 2023. Timios was classified as discontinued operations, please refer to Note 1 "Discontinued Operations" for further information.

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

In conjunction with the acquisition of Energica, the Company remeasured the 20.0% previously accounted for as an equity method investment. The fair value measurement is based on significant inputs to include discounted cash flow analyses that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The Company determined the enterprise value using external specialists in support of the preliminary purchase price allocation referenced in the table below. The Company used this enterprise value to remeasure the previous equity investment by stepping up the value of the 20.0% equity ownership to reflect the proceeds paid to gain control of Energica. This remeasurement resulted in a gain of $11.0 million recorded in the year ended December 31, 2023, this was recorded in Gain on remeasurement of investment, in our consolidated statement of operations.

The fair value of the 27.6% non-controlling interest in Energica is estimated to be $24.8 million. The fair value measurement is based on significant inputs to include discounted cash flow analyses that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The Company determined the enterprise value using external specialists in support of the preliminary purchase price allocation referenced in the table below. The Company used this enterprise value to remeasure the previous non-controlling interest by stepping up the value of the non-controlling interest less a discount for lack of marketability. The discount for the lack of marketability was calculated by external specialists using the Finnerty model.

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

The estimated amortization expense related to these intangible assets for each of the years subsequent to December 31, 2023, is as follows (amounts in thousands):

2024	4,180
2025	4,180
2026	4,050
2027	4,034
2028 and beyond	24,066
Total	40,510

Amortization expense related to intangible assets created as a result of the Energica acquisition for the year ended December 31, 2023 and December 31, 2022 was $4.2 million and $3.2 million, respectively.

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

Revenue of $8.3 million and net loss of $15.4 million for the year ended December 31, 2023 have been included in the consolidated financial statements. Revenue of $11.5 million and net loss of $35.1 million for the year ended December 31, 2022 have been included in the consolidated financial statements.

Refer to Note 11 for information related to an impairment charge recognized for the Energica reporting unit during the year ended December 31, 2022.

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
•The Company incurred transaction costs of $11.7 million during the year ended December 31, 2023 related to VIA acquisition.
•The Company incurred transaction costs of $0.6 million during the year ended December 31, 2022, related to the Energica acquisition.
Transaction costs have been included in "Selling, general and administrative expenses" in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows.
Note 8.    Accounts Receivable
The following table summarizes the Company’s accounts receivable (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable, gross	$2,587	$2,128
Less: allowance for doubtful accounts	(1,550)	(21)
Accounts receivable, net	$1,037	$2,107
The following table summarizes the movement of the allowance for credit losses (in thousands):

	December 31, 2023	December 31, 2022
Balance at the beginning of the year	$(21)	$—
Increase in the allowance for credit losses	(1,529)	(21)
Write offs of accounts receivable	—	—
Effect of change in foreign currency exchange rates	—	—
Balance at the end of the year	$(1,550)	$(21)
Note 9.    Restructuring
On September 12, 2022, the Board authorized management to pursue a plan to restructure the current EV resale activities in China. In 2023, the Company decided to completely wind down its China operations. In the second quarter of 2023, the Company decided to wind down Tree Technology business.

The restructuring costs are mainly employee termination cost. Employee termination benefits were recorded based on statutory requirements, completed negotiations and Company policy. The following table summarizes the charges in connection with its employee termination cost (in thousands):

	Years ended
	December 31, 2023	December 31, 2022
Balance at the beginning of the period	1,056	—
Increase/(decrease)	608	1,056
Payment	(1,268)	—
Balance at the end of the period	396	1,056

As of December 31, 2023, China and Tree Technology had completed all expected run-off activities and consequently was classified as a discontinued operation. For further details, please refer to Note 1 in the consolidated financial statements.

Note 10.    Property and Equipment, net
The following table summarizes the Company’s property and equipment (in thousands):

	December 31, 2023	December 31, 2022
Furniture and office equipment	$1,433	$1,605
Vehicles	832	1,028
Leasehold improvements	3,440	3,784
Shop equipment	4,614	3,129
Construction in progress	6,420	—
Total property and equipment	16,739	9,546
Less: accumulated depreciation	(3,835)	(1,701)
Property and equipment, net	$12,904	$7,845
The Company recorded depreciation expense of $2.4 million and $1.2 million in the years ended December 31, 2023 and 2022, respectively.

Note 11.    Goodwill and Intangible Assets

A reporting unit is the level at which goodwill is tested for impairment, and is defined as an operating segment or one level below an operating segment, if certain criteria are met. Under its current corporate structure, the Company has one operating segment and seven reporting units.
Goodwill
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 (in thousands):

Balance as of January 1, 2022	$—
Measurement period adjustments	1,234
Impairment (a)	(22,662)
Acquisitions	60,395
Effect of change in foreign currency exchange rates	(1,192)
Balance as of January 1, 2023	37,775
Measurement period adjustments	(2,307)
Impairment (b)	(13,712)
Acquisitions	13,020
Effect of change in foreign currency exchange rates	1,118
Balance as of December 31, 2023	$35,894

(a) While Energica significantly expanded the global dealer network and introduced product into the US market, the business did not meet its performance targets in 2022 and is expected to continue to miss business development targets in 2023. Consequently, updated projections reflecting the longer time period required for market development and sales expansion reflect a related decrease in the enterprise value.

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

The quantitative analysis indicated that the carrying amount of the Energica reporting unit exceeded its fair value. As a result, the Company recorded a goodwill impairment charge of €21.1 million ($22.7 million) in the years ended December 31, 2022.

(b) The goodwill from the VIA acquisition represents future economic benefits that we expect to achieve as a result of the VIA acquisition. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is not expected to be deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequently if certain indicators of impairment are present. Management has concluded that VIA will not achieve its previous production and sales goals as the business's engineering and operations functions have been temporarily paused due to a lack of capital to investment in the next phases of development and manufacturing. As a result, the Company fully impaired the goodwill to zero in the year ended December 31, 2023.

The quantitative analysis indicated that the carrying amount of the Energica reporting unit exceeded its fair value. As a result, the Company recorded a goodwill impairment charge of €2.7 million ($3.0 million) in the years ended December 31, 2023.
Intangible Assets
The following table summarizes information regarding amortizing and indefinite lived intangible assets (in thousands):

		December 31, 2023				December 31, 2022
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Balance
Amortizing Intangible Assets
Patents, trademarks and brands	20.9	$26,621	$(1,870)	$(19,530)	$5,221	$14,734	$(660)	$—	$14,074
Customer relationships	12.7	14,349	(2,024)	(8,501)	3,824	13,937	(824)	—	13,113
Licenses	3.4	105	(33)	—	72	141	(16)	—	125
Software	2.3	132	(76)	—	56	2,981	(667)	(2,300)	14
Technology	6.2	122,969	(15,144)	(93,356)	14,469	18,225	(1,954)	—	16,271
		164,176	(19,147)	(121,387)	23,642	50,018	(4,121)	(2,300)	43,597
Indefinite lived intangible assets
Website name		25	—	—	25	25	—	—	25
Total		$164,201	$(19,147)	$(121,387)	$23,667	$50,043	$(4,121)	$(2,300)	$43,622

*excludes intangible assets fully amortized or written off in prior period

Management has concluded that VIA will not achieve its previous production and sales goals as the business's engineering and operations functions have been temporarily paused due to a lack of capital to investment in the next phases of development and manufacturing. As a result, the Company recorded an impairment charge of $104.4 million of intangible assets for the year ended December 31, 2023.

The quantitative analysis indicated that the carrying amount of the Energica reporting unit exceeded its fair value. As a result, the Company recorded intangible assets impairment charge of $17.0 million in the years ended December 31, 2023.

Amortization expense, excluding impairment losses of $121.4 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively, relating to intangible assets was $15.4 million and $4.1 million for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes future expected amortization expense (in thousands):

Years ending December 31,	Amortization to be recognized
2024	$3,059
2025	3,050
2026	2,908
2027	2,876
2028	2,864
2029 and thereafter	8,885
Total	$23,642

Note 12.    Leases
The following tables provide the components of lease expense included within the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Operating lease cost	$3,015	$2,418
Short-term lease cost	700	357
Finance lease cost:
Amortization of right-of-use assets	320	163
Interest on lease liabilities	42	16
Sublease income	—	—
Total	$4,077	$2,954

The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of December 31, 2023 and 2022:

	Year Ended
	December 31, 2023	December 31, 2022
Operating and Finance lease weighted average remaining lease term (in years):
Operating leases	7.3	4.1
Finance leases	3.0	3.6

	Year Ended
	December 31, 2023	December 31, 2022
Operating and Finance lease weighted average discount rate:
Operating leases	11.9%	5.4%
Finance leases	2.5%	2.4%

As of December 31, 2023, the Company’s future maturities of operating and finance lease liabilities were as follows:

Years ending December 31	Operating Leases	Finance Leases
2024	$3,025	$364
2025	2,706	364
2026	2,561	279
2027	1,714	91
2028	1,549	—
2029 and thereafter	9,847	—
Total undiscounted lease liabilities	21,402	1,098
Less: imputed interest	(7,290)	(81)
Net lease liabilities	$14,112	$1,017

The current finance lease liabilities and non-current finance lease liabilities are recorded in "Other current liabilities" and "Other long-term liabilities" on the consolidated balance sheets.

The following table provides supplemental cash flow information related to leases for the ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,078	$—
Operating cash flows from finance leases	42	242

Right-of-use assets obtained in exchange for new operating lease liabilities	—	6,773
Right-of-use assets obtained in exchange for new finance lease liabilities	$422	$1,134

In the years ended December 31, 2023 and 2022, the Company recorded an impairment losses related to the right of use asset of $7.6 million and $0.0 million, respectively.

In the year ended December 31, 2023 the Company ceased to use its showroom in New Jersey. As a result, the Company recorded an impairment loss related to the right of use asset of $3.0 million. In the year ended December 31, 2023 the Company's subsidiary, Via Motors, ceased to use its lease in Michigan. As a result, the Company recorded an impairment loss related to the right of use asset of $4.4 million.
Note 13.    Supplementary Information
Other Current Assets

“Other current assets” were $1.9 million and $5.1 million as of December 31, 2023 and 2022, respectively. Components of “Other current assets” as of December 31, 2022 include a receivable of $3.3 million for Value-added tax credit. There were no components of "Other current assets" as of December 31, 2023 and 2022, which were more than 5% of total current assets.
Other Current Liabilities

“Other current liabilities” were $13.2 million and $9.3 million as of December 31, 2023 and 2022, respectively. Components of "Other current liabilities" as of December 31, 2023 that were more than 5% of total current liabilities were other payables to third-parties in the amount of $8.5 million. Component of "Other current liabilities" as of December 31, 2022 that were more than 5% of total current liabilities were other payables to third-parties in the amount of $5.6 million.

Note 14.     Promissory Notes
The following is the summary of outstanding promissory notes as of December 31, 2023 and 2022 (in thousands):

		December 31, 2023		December 31, 2022
	Interest rate	Principal Amount	Carrying Amount*	Principal Amount	Carrying Amount*
Convertible Debenture (a,b)	4.0%	$7,218	$7,524	$4,442	$3,928
Small Business Association Paycheck Protection Program (c)	1.0%	133	133	219	219
Tillou Promissory note (d)	22%	2,000	2,348	2,000	2,021
Therese Promissory note (e)	22%	775	1,081	—	—
Commercial Insurance Premium Finance (f)	8.0%	352	352	992	992
Other lending agreements (g)	0.1% - 20.0%	8,445	16,992	10,325	10,325
Total		$18,923	28,430	$17,978	17,485
Less: Current portion			(24,487)		(15,527)
Long-term Note, less current portion			$3,943		$1,958
*Carrying amount includes the accrued interest and approximates the fair value because of the short-term nature of these instruments.
The weighted average interest rate for the short term borrowings is 10.9% and 8.1% as of December 31, 2023 and December 31, 2022, respectively.
The Company defaults a few notes and breached at least two covenants, including making timely SEC filings and a minimum stock purchase from the Company’s officers or directors. Yorkville has not asserted either breach and has since extended additional loan amounts to the Company.
(a)Convertible Debenture repaid in the year ended December 31 2022

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

During the year ended December 31, 2022, the Company converted principal and accrued and unpaid interest in the amount of $16.8 million into 67.1 million shares of common stock of the Company. The Company repaid principal and accrued and unpaid interest in the amount of $42.2 million in cash. Total interest expense recognized was $1.2 million for the year ended December 31, 2022.

During the year ended December 31, 2021, the Company converted the principal and accrued and unpaid interest in the amount of $17.6 million was converted into 9.4 million shares of common stock of the Company. Total interest expense recognized was $0.6 million for the year ended December 31, 2021.

The note was fully repaid in 2022.
(b)Secured Convertible Debenture due February 24, 2023 – YA II PN

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

On July 14, 2023, the Company entered into the fourth amendment to the SDPA. YA II PN purchased an additional debenture with substantially the same terms in the principal amount of $1.85 million or a purchase price of $1.55 million, payable on November 1, 2023. The amendment also added a Triggering Event repayment provision whereby if at any time the daily dollar volume-weighted average price (the “VWAP”) of the Company’s Common Stock is less than $1.25 per share for five of any seven consecutive trading days (a “Triggering Event,” and the first day of each such day of each such occurrence, a “Triggering Date”), then the Company shall pay the entire outstanding balance of the debenture within ten calendar days after the Triggering Date in an amount equal to the sum of (i) the entire outstanding principal amount, (ii) a 20% redemption premium thereon, and (iii) accrued and unpaid interest.. It also added a provision giving the holder the right to convert the debenture into shares of Common Stock upon an event of default at a conversion price per share equal to the lower of (i) $8.75 (subject to adjustment in certain circumstances as described in the Fifth Debenture) or (ii) 90% of the lowest daily VWAP of the Common Stock during the ten consecutive trading days immediately preceding the conversion date, but not lower than $1.25. In connection with the Fourth Amended SDPA, the Company granted (a) the Buyer a security interest in the shares of its subsidiary Via Motors and of its subsidiaries and in all their assets, in addition to the collateral previously pledged, to secure the Company’s obligations (b) Via Motors and of its subsidiaries agreed to guarantee the obligations of the Company. Also on July 14, 2023, the debentures previously issued under the Fourth Amended SDPA dated March 30, April 17 and May 1, 2023, in the outstanding principal amounts of $1.4 million, $0.8 million, and $1.7 million, respectively, were also amended to (a) add a Triggering Event repayment provision as described above and (b) add a provision giving the holder the right to convert the debenture into shares of Common Stock upon an event of default on the terms described above. On October 27, 2023, under the previously reported Fourth Amendment to Secured Debenture Purchase Agreement of July 13, 2023, the Company consummated the sale of a new SDPA. YA II PN in the principal amount of $1.5M for a purchase price of $1.3M in two separate tranche payments, the first in the amount of $0.9M, executed on October 27, 2023; and the second in the amount of $$0.4M, which was never executed. Purchased at a 90% discount, this note carried a 0% interest rate, increasing to 18% upon default. Upon an event of default, the holder of the debenture is entitled to convert any portion of the outstanding principle and accrued interest into shares of the Company’s Common Stock, at a conversion price per share equal to the lower of (i) $2.30 (subject to adjustment in certain circumstances as described in the debenture) or (ii) 90% of the lowest daily VWAP of the Common Stock during the ten consecutive trading days immediately preceding the conversion date, but not lower than $0.46.

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
During the year ended December 31, 2023, the Company repaid principal and accrued and unpaid interest in the amount of $4.2 million using the proceeds received from SEPA. YA II PN extinguished $2.4 million by purchasing Fiducia from the Company and extinguished $0.3 million as the reimbursement to the Company of the legal expense incurred related to the debenture agreements. Total interest expense recognized was $2.0 million for the year ended December 31, 2023, including $1.6 million of debt discount amortization.
The contracted due date of repaying the above debentures were by a subsequent event, noted below, extended to February 9, 2024.

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
(d) Tillou promissory note due on demand after 4/20/2023
Refer to Note 16 for further discussion of this related party transaction.
(e) Therese promissory note due on 6/6/2023
Refer to Note 16 for further discussion of this related party transaction.
(f) Commercial insurance premium financing

The Company entered one promissory notes of $1.0 million to finance insurance premium during the year ended December 31, 2022. The interest rate for the note was 6.16% and is payable in 9 installments of $0.1 million commencing on December 1 2022. The note was repaid in 2023.

The Company entered one promissory note of $0.5 million to finance insurance premium during the year ended December 31, 2023 and the amount was reduced to $0.4 million due to the change of coverage.

(g) Other lending agreements

The Company also entered a few other short term and long term borrowing agreements. These instruments provide working capital for the operations through the combination of accounts receivable factoring, line of credits, vendor financing programs and other secured asset-based lending arrangements. The instruments bear interest rates ranging from 0.1% to 20%, with a weighted average interest rate of 9.9%. An amount of $12.9 million of the payable will be due within one year, and $3.9 million of the payable will due between 2026 and 2028. The total unused line of credit is $11.5 million as of December 31, 2023.
Vendor Notes Payable Repaid in the Year Ended December 31, 2022

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
In the three months ended March 31, 2020 the Company ceased to use the premises underlying one lease and vacated the real estate. In the three months ended June 30, 2020, the Company completed negotiations with the landlord to settle the remaining operating lease liability of $0.9 million by issuing a promissory note for $0.1 million, bearing an annual interest rate of 4.0%, and which was due and repaid as of December 31, 2022.

Note 15.    Stockholders’ Equity and Convertible Redeemable Preferred Stock
Convertible Preferred Stock Series A

Our Board has authorized 60.0 million shares of convertible preferred stock, $0.001 par value, issuable in series.

As of December 31, 2023 and 2022, 7.0 million shares of Series A redeemable and convertible preferred stock were issued and outstanding. The Series A preferred stock shall be entitled to one vote per common stock on an as-converted basis and is only entitled to receive dividends when and if declared by the Board.

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
Convertible Preferred Stock Series B

On November 14, 2022, the Company entered into a Securities Purchase Agreement with Acuitas, pursuant to which Acuitas agreed to purchase (i) Series B Convertible Preferred Stock together with any additional preferred stock from the Company, such number of shares having an aggregate purchase price equal to $20.0 million convertible into shares of Common Stock; and (ii) warrants. The warrants are exercisable at a price of $0.2867 per share of Common Stock, have a five-year term, immediately exercisable (subject to a 9.99% beneficial ownership blocker provision), and contain cashless exercise provisions. The first Closing was held on November 14, 2022, at which 5.0 million shares of Preferred Stock and 5.0 million warrants for the First Closing were purchased and sold at the price of $5.0 million, the second Closing was held on December 27, 2022, at which 5.0 million shares of shares of Preferred Stock and 5.0 million warrants for the second closing were purchased and sold at the price $5.0 million, and the third closing were held on February 2, 2023, at which 10.0 million shares of Preferred Stock and 10.0 million warrants for the third closing were purchased and sold at the price of $10.0 million. The fair value of the warrants as of December 31, 2022, is $1.2 million based on binomial lattice model and recorded on the "Additional paid-in capital" on the consolidated balance sheet. Between March 6, 2023 and May 2, 2023, Ideanomics received a total of 10 cashless exercise notices for a total of 96.7 million warrants requesting an aggregate number of 3.2 million common shares be issued pursuant to the cashless exercise notices. This is inconsistent with the 20 million warrants specified in the agreement. The Company has considered whether to pursue litigation on this matter and decided not to purse litigation but to try and complete the agreement and close the relationship with Acuitas considering the court issued a preliminary injunction order on March 31, 2023 requiring Ideanomics to comply with the cashless exercise notices received from Acuitas in March, As a result, the Company recorded $18.6 million warrant liabilities. During the nine months ended September 30, 2023, the Company issued 3.2 million shares for warrant cashless exercise, the remaining warrant liabilities $1.0 million was reversed to APIC because unexercised warrants were relinquished.

On August 7, 2023, the Company and Acuitas entered into a settlement agreement and settled the disputes between two parties. On the same day, YA II PN agreed to acquire the remaining 6 million shares of preferred Stock Series B and accrued dividends from Acuitas.

During the year ended December 31, 2023, 17.9 million shares of Preferred Stock Series B was converted into 1.4 million shares of common stock.

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
Convertible Preferred Stock Series C
During the year ended December 31, 2023, the Board authorized 2.0 million shares of Preferred Stock Series C. Each share of Preferred Stock Series C shall be convertible, at the option of the holder thereof, at any time, at the office of the Company or any transfer agent for such stock, into 0.16 shares of common stock, and redeemable at a stated dollar amount upon a merger/consolidation/change in control.

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

On January 24, 2023 (the “Original Issue Date”), an Amended and Restated Agreement and Plan of Merger (the “VIA Merger Agreement”) was executed by and among Ideanomics, Inc., Longboard Merger Corp., VIA Motors International, Inc., and Shareholder Representative Services LLC, as the Stockholders’ Representative. Upon closing of the VIA Merger Agreement, 1,159,276 shares of Series C Convertible Preferred Stock (“Series C Preferred”) were issued to the Via Motors International Shareholders (the “Holders”).

According to the Certificate of Designation of Series C Convertible Preferred Stock of Ideanomics, Inc., each share of Series C Preferred is eligible to convert into twenty (20) shares of Common Stock upon shareholder approval.

On August 25, 2023, a 125:1 reverse split (the “Reverse Split”) became effective on Ideanomics Common Stock. As a result, the issued shares of Series C Preferred remain unchanged, but now eligible to convert into 0.16 shares of Common Stock upon shareholder approval. After the Reverse Split, these shares may be converted by Series C Preferred Holders into 185,484 common shares.

On December 23, 2023 the shareholders voted and approved of the issuance of common shares as the underlying conversion of preferred Series C shares accordance with Nasdaq Rules Rule 5635(d);
As of December 31, 2023, 1,159,210 shares of Preferred Stock Series C related to VIA acquisition were issued. The Preferred Stock Series C shareholders shall be entitled to one vote per common stock on an as-converted basis and are only entitled to receive dividends when and if declared by the Board.
Common Stock
Our Board has authorized 1,500.0 million  shares of common stock, $0.001 par value.

SEPA agreement with YA II PN, Ltd

On September 1, 2022 the Company entered into SEPA with YA II PN and subsequently amended it on September 15, 2022. The Company will be able to sell up to 1.2 million shares of its common stock at the Company’s request any time during the 36 months following the date of the Amended SEPA’s entrance into force. The shares would be purchased at 95% of the market price and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. Pursuant to the SEPA, the Company is required to register all shares which YA II PN may acquire. The Company is required to have a Registration Statement declared effective by the SEC before it can raise any funds using the SEPA. There are no other restrictions on future financing transactions. The SEPA does not contain any right of first refusal, participation rights, penalties or liquidated damages. The Company has paid YA Global II SPV, LLC, a subsidiary of YA II PN, a structuring fee in the amount of $10,000, and, on the Effective Date, the Company agreed to issue to YA II PN an aggregate of 12,000 Common Shares, as a commitment fee. Unless earlier terminated as provided under the SEPA, the SEPA shall terminate automatically on the earliest of (i) the first day of the month next following the 36 month anniversary of the Effective Date or (ii) the date on which the YA II PN shall have made payment of Advances pursuant to the SEPA for the Common Shares equal to the Commitment Amount. The Company issued 0.2 million shares of common stock, including 12,000 shares as a commitment fee during the year ended December 31, 2022. The Company issued 1.1 million shares of common stock during the year ended December 31, 2023.

US Hybrid Escrow Shares

On July 12, 2022, the Company received 0.1 million of common stock back from the escrow agent pursuant to the triggering of a legal condition that permitted the Company to reclaim 100% of the shares held in escrow. The Company has concluded that the return of these shares does not constitute a change in the purchase consideration of US Hybrid and accounts for this transaction as a Treasury Stock transaction in the third quarter of 2022.
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

In the year ended December 31, 2021, Qingdao Xingyang Investment officially requested redemption of the invested funds and interest, in the amount of RMB 56.0 million ($7.9 million) in total. The Company designated Qingdao Medici to pay the redemption price. After the payment, Qingdao Medici owns 100% of New Energy. Because Qingdao Medici cannot complete its foreign exchange settlement, New Energy made the payment on behalf of Qingdao Medici during the year ended December 31, 2022
The following table summarizes activity for the redeemable non-controlling interest for the years ended December 31, 2022 (in thousands):

January 1, 2022	7,485
Accretion of dividend	464
Loss attributable to non-controlling interest	(206)
Adjustment to redemption value	206
Settlement	(7,949)
December 31, 2022	$—
Note 16.    Related Party Transactions
a.Transaction with Dr. Wu and his affiliates
As of December 31, 2023 and 2022, the Company has receivables of $0.2 million, respectively, due from Dr. Wu, the former Chairman of the Company, and his affiliates and recorded in “Current assets of discontinued operations” in the consolidated balance sheets.

As of December 31, 2023 and 2022, the Company has payables of $0.7 million, respectively, due to Dr. Wu, the former Chairman of the Company, and his affiliates and recorded in “Current liabilities of discontinued operations” in the consolidated balance sheets.
b.Amounts due from and due to Glory

As of December 31, 2023 and 2022, the Company has payables of $0.2 million, respectively, due to Glory as a result of the transactions incurred in 2020 and is recorded in “Current liabilities of discontinued operations”in the consolidated balance sheets.
c.Receivable due from Tree Technology minority shareholders
As of December 31, 2022, the Company has receivables of $0.3 million due from Tree Technology minority shareholders for the registered capital contribution of the entity.in “Current assets of discontinued operations” in the consolidated balance sheets.
In the year ended December 31, 2023, the Company entered $10.5 million senior convertible note with Tree Technology and fully converted this note into Tree Technology equity, then the Company used $0.3 million to settle the previous receivable due from Tree Technology minority shareholders..
d. Transactions with Energica management and their affiliates
Energica management stock options
The Company loaned $1.8 million to Energica senior management to exercise their stock options. In the second quarter of 2022, the Company purchased 0.8 million shares from options exercised for an additional $1.3 million. The total of the disbursements, $3.1 million, is considered part of the purchase price of Energica.
Materials and services from CRP Meccanica S.r.l., CRP Service S.r.l., CRP Technology S.r.l. and CRP USA LLC
During the year ended December 31, 2023 and December 31, 2022, Energica has purchased $0.1 million and $0.6 million of material and services from four entities owned by one of its senior management team. The balance as of December 31, 2023 and December 31, 2022, with these four entities is $1.4 million and $1.3 million and recorded in “Amounts due to related parties” in the condensed consolidated Balance Sheets.
Lease agreement with EMCH S.r.l.

Energica entered a lease agreement with EMCH S.r.l., an entity owned by one of its senior management team. The lease period is from February 1, 2023 through January 31, 2029. This lease agreement is reflected in the consolidated balance sheets and statement of operations as follows (in thousands):

December 31, 2023
Operating lease right of use assets	287
Current portion of operating lease liabilities	49
Operating lease liabilities - long term	238
Selling, general and administrative expenses	61
e. Promissory note with Tillou
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
On March 19, 2023, the Company entered into a promissory note with Tilllou in the amount of $2.0 million. The principal and interest is payable on demand any time after April 20, 2023. The note bears interest at a rate of 20% per annum. If any amount payable under the Note is not paid when due, such overdue amount shall bear interest at the Interest Rate plus 2%. The Company granted to the Noteholder a security interest in a purchase obligation of YA II PN, Ltd as collateral. The Company recorded the note $2.3 million, including principal and interest, in “promissory note due to related party-short term” in the consolidated balance sheets as of December 31, 2023.

f. Promissory notes with Therese Lee Carabillo
On April 6, 2023, the Company entered into a secured negotiable promissory note with Therese Lee Carabillo, a private individual who provides loan facilities to small cap companies, in the amount of $1.0 million. The maturity date is June 6 2023. The applicable interest rate is 20% . If any amount payable under the Note is not paid when due, such overdue amount shall bear interest at the applicable interest rate plus 2%. The Company repaid $0.2 million during the year ended December 31, 2023. Our Executive Chairman provided the personal guarantee of the note. The Company recorded the note $1.1 million in “Promissory note due to third parties” in the consolidated balance sheets as of December 31, 2023.

g. Promissory notes with the CEO of one subsidiary

On August 31, 2023, one of the Company's subsidiaries entered into a promissory note with its CEO in the amount of $50,000. the note bears interest at a rate of 7% per annum, compounded monthly. there is no maturity date on this note the Company recorded the note in “promissory note due to related party-short term” in the consolidated balance sheets as of December 31, 2023.
h. Promissory note with FNL
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
i.CEO private placement
On October 20, 2022, Alf Poor, our CEO purchased 0.4 million shares of the Company in the amount of 0.1 million
j. Purchase of receivables from Orangegrid
On December 28, 2022, Timios purchased $0.4 million of receivables from Orangegrid in the consideration of $0.4 million. The receivables represent the Employee Retention Tax Credit to be applied against the payroll taxes paid in Q4 2020 through Q3 2021 by Orangegrid. The transfer of receivables is without recourse for nonpayment. Orangegrid is responsible for collection of the receivables and will send to Timios upon receipt, net of 15% fee. As an incentive, Orangegrid agreed to issue $0.1 million worth of its convertible securities to Timios. In the event that Orangegrid returned the full consideration for the receivables on or before January 6, 2023, the receivables would revert back to Orangegrid, and the agreement would be voided. Orangegrid returned the full purchase price of the receivables on or before January 6, 2023. The receivables reverted back to Orangegrid, and the agreement was voided to include no issuance of convertible securities to Timios.
k. Shandong notes receivable
On Nov 9, 2022, Shandong provided a note receivable to its minority interest in amount of RMB 2.2 million ($0.3 million). The note matures on November 18, 2023. The interest rate is the RMB Benchmark loan interest rate for financial institution for one-to-three year loan published by the the People's Bank of China. Shandong was disposed on November 29, 2022.
l. Disposal of Shangdong
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
m. Disposal of Seven Stars Energy Pte. Ltd.

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

Note 17.    Share-Based Compensation
As of December 31, 2023, the Company had 0.2 million options outstanding.
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
Effective as of December 3, 2010 and amended on August 3, 2018, the Company’s Board approved the 2010 Plan pursuant to which options or other similar securities may be granted. On December 22, 2023, the Company's shareholders approved the amendment and restatement of the 2010 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2010 Plan increased from 1.0 million shares to 37.5 million shares. As of December 31, 2023, options available for issuance are 36.8 million shares.
For the years ended December 31, 2023 and 2022, total share-based payments expense was $6.9 million and $10.6 million, respectively.
(a)Stock Options
The following table summarizes stock option activity for the years ended December 31, 2023 and 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregated Intrinsic Value
Outstanding at December 31, 2021	174,750	$217.50	8.06	$4,596,393
Granted	106,670	37.50	—	—
Exercised	(579)	66.25	—	—
Expired	(8,310)	260.00	—	—
Forfeited	(4,208)	218.75	—	—
Outstanding at December 31, 2022	268,323	146.25	7.80	—
Granted	2,800	4.75	—	—
Exercised	—	—	—	—
Expired	(47,211)	146.70	—	—
Forfeited	(22,679)	105.49	—	—
Outstanding at December 31, 2023	201,233	148.68	6.97	—
Vested as of December 31, 2023	178,266	155.04	6.77	—
Expected to vest as of December 31, 2023	22,967	99.35	8.48	—
As of December 31, 2023, $0.8 million of total unrecognized compensation expense related to non-vested share options is expected to be recognized over a weighted average period of 1.46 years. The total intrinsic value of shares exercised in the years ended December 31, 2023 and 2022, was $0.0 million and $0.0 million, respectively. This was due to none of the options being vested. The total fair value of shares vested in the years ended December 31, 2023 and 2022, was $4.3 million and $8.4 million, respectively. Cash received from options exercised in the years ended December 31, 2023 and 2022, was $0.0 million and $0.0 million, respectively.
For the options with performance and service conditions, the assumptions used to estimate the fair values of the stock options granted in the year ended December 31, 2023 and 2022 are as follows:

	Year ended
	December 31, 2023	December 31, 2022
Expected term (in years)	5.38	0.5 - 5.55
Expected volatility	128%	96% - 127%
Expected dividend yield	—%	—%
Risk free interest rate	3.91%	1.69% - 4.58%
(b)Warrants
In connection with certain of the Company’s service and fund raising agreements, the Company issued warrants to service providers and investors to purchase the common stock of the Company.
A summary of the warrants is as follows:

	2023	2022
Warrants Outstanding	Number of Warrants Outstanding and Exercisable	Number of Warrants Outstanding and Exercisable	Exercise Price
Acuitas Capital, LLC	—	80,000	$36.25
(c)Restricted Shares
In the year ended December 2022, the Company granted 0.1 million restricted shares to certain employees and directors under the 2010 Plan which was approved by the Board. The restricted shares were vested either immediately or over 24 months. The aggregated grant date fair value of all those restricted shares was $1.9 million.
In the year ended December 2023, the Company granted 0.2 million restricted shares to certain employees and directors under the 2010 Plan which was approved by the Board. The restricted shares were vested either immediately or over 24 months. The aggregated grant date fair value of all those restricted shares was $1.7 million.
A summary of the unvested restricted shares is as follows:

	Shares	Weighted-average fair value
Non-vested restricted shares outstanding at December 31, 2021	—	$—
Granted	70,400	27.50
Forfeited	—	—
Vested	(40,800)	31.25
Non-vested restricted shares outstanding at December 31, 2022	29,600
Granted	222,000	7.87
Forfeited	(17,983)	26.51
Vested	(232,200)	8.88
Non-vested restricted shares outstanding at December 31, 2023	1,417	$4.75
As of December 31, 2023, there was $6.7 thousand of unrecognized compensation cost related to unvested restricted shares.

Note 18.    Loss Per Common Share
The following table summarizes the Company's earnings (loss) per share (USD in thousands, except per share amounts):

	December 31, 2023	December 31, 2022
Net loss from continuing operations	$(204,850)	$(213,633)
Net loss from discontinued operations	(29,276)	(68,452)
Preferred stock dividends	(481)	(56)
Net loss attributable to Ideanomics, Inc. common stockholders	$(234,607)	$(282,141)

Basic and diluted weighted average common shares outstanding	9,971,038	4,101,624
Net loss per share:
Basic and diluted
Continuing operations	$(20.59)	$(52.10)
Discontinued operations	(2.94)	(16.69)
Basic and diluted loss per share of Common Stock	$(23.53)	$(68.79)
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

	December 31, 2023	December 31, 2022
Warrants	—	80
Options and RSUs	203	336
Series A Preferred Stock	7	7
Series B Preferred Stock	1,058	500
Series C Preferred Stock	186	—
Contingent shares	—	12
Convertible promissory note and interest	3,972	243
Total	5,426	1,178

Note 19.    Income Taxes
(a)CIT

Ideanomics, Inc., and its US subsidiaries are subject to U.S. federal and state income tax.

Taxes that are based on gross revenue, rather than net income, are not CIT. In the year ended December 31, 2023, the Company incurred $0.1 million of such taxes that are included in selling, general and administrative expense in the statement of operations.
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

During each of the years ended December 31, 2023 and December 31, 2022, Energica recorded a $1 million deferred tax benefit resulting almost entirely from the reduction of deferred tax liabilities that accompanied a total impairment of the intangible assets.

At the acquisition of a controlling interest in VIA Motors on January 31, 2023, the Company recognized approximately $4.2 million of deferred tax liabilities related to various intangible assets not recognized for CIT purposes. This was in combination with some smaller temporary differences, as well as net of deferred tax assets, principally related to net operating loss carryovers. During the period from its acquisition on January 31, 2023 and the end of 2023, VIA Motors recorded an income tax benefit of $4.2 million. This arose principally from the reduction of deferred tax liabilities as a result of amortization of the intangible assets as well as from net operating losses for the period, the deferred tax assets from which can be used, with limitations, to offset a portion of VIA Motors deferred tax liabilities.

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
Loss before tax (after impairment of an equity in loss of equity method investees) and the provision for income tax benefit consists of the following components (in thousands):

	2023	2022
Loss before tax, after impairment of and equity in loss of equity method investees
United States	$(190,246)	$(208,155)
PRC/Italy/Hong Kong/Malaysia and other	(46,140)	(81,672)
	(236,386)	(289,827)
Deferred tax expense (benefit) of net operating loss
United States - Federal	—	(261)
United States - State	—	(197)
PRC/Italy/Hong Kong/Malaysia and other	—	(2,143)
	—	(2,601)
Deferred tax (benefit) of a decrease in the beginning of the year
Valuation allowance as a result of a change in circumstances	—	—
United States - Federal	—	—
United States - State	—	—
PRC/Italy/Hong Kong/Malaysia and other	—	—
	—	—
Deferred tax expense (benefit) other than the above two categories
United States - Federal	(3,604)	(116)
United States - State	—	(218)
PRC/Italy/Hong Kong/Malaysia and other	(1,638)	1,060
	(5,242)	726
Total deferred income tax (expense) benefit	(5,242)	(1,875)

Current tax expense (benefit) other than benefit of net operating loss
United States - Federal	—	—
United States - State	—	301
PRC/Hong Kong/Singapore/Malaysia	—	—
Total current income tax (expense) benefit	—	301

Total income tax expense (benefit)	$(5,242)	$(1,574)

At the acquisition of each of Timios, WAVE, US Hybrid and Solectrac in 2021 and VIA Motors in 2023, the companies immediately became includable in the consolidated federal tax return of Ideanomics. WAVE will be included in the state tax returns of Ideanomics. In the case of each acquisition, intangible assets were recognized for financial reporting purposes that were not recognized for income tax purposes. This, in combination with some smaller temporary differences of the five acquired businesses, resulted in the recognition of $12.2 million deferred tax liabilities. The federal deferred tax liabilities, and the WAVE state deferred tax liabilities created, resulted in the valuation allowance on Ideanomics’ deferred tax assets being reduced. by a similar amount. Ideanomics’ net deferred tax assets that had previously been judged to be more likely that not to be unable to reduce the Company’s income tax liability. As a result, the net deferred tax assets were completely offset by a valuation allowance. Once the acquisitions of five acquired businesses occurred, a portion of Ideanomics’ deferred tax assets could be utilized in offsetting the newly acquired deferred tax liabilities, this resulted in income tax benefits of $4.2 million $10.1 million recorded in 2023 and 2022, respectively.

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
A reconciliation of the expected income tax derived by the application of the U.S. CIT rate to the Company’s loss before income tax benefit is as follows:

	2023	2022	2021
U. S. statutory income tax rate	21.0%	21.0%	21.0%
Non-deductible expenses:
Non-deductible stock awards	—	(0.8)	(0.6)
Non-deductible impairment or disposal of goodwill	(4.3)	(2.7)	(10.5)
Non-deductible acquisition costs	(0.3)	(0.1)	(0.7)
Non-deductible officers’ compensation	(0.1)	(0.1)	(0.6)
Non-deductible interest expenses	(0.3)	(0.1)	(0.2)
Additional tax cost basis on disposal of subsidiary	—	—	0.4
Expiration of and disposal of subsidiary NOL carryovers	(0.5)	—	(0.5)
Change in state tax rates due to change in state apportionment	(0.2)	(1.1)	1.1
Increase in valuation allowance	(23.3)	(19.8)	(10.3)
Tax rate differential(state and foreign)	3.1	3.7	5.0
Non-taxable gain on remeasurement of previously held equity interest Energica	—	1.4	—
Non-taxable gain Non-deductible (loss) on contingent consideration	6.6	—	0.9
Others	0.8	(0.6)	(0.6)
Effective income tax rate	2.5%	0.8%	4.4%

The Company’s acquisition of WAVE in 2022, which is included with Ideanomics in all state income tax filings, is expected to have a significant effect on the states to which Ideanomics’ income and loss is apportioned. This results in a higher income tax rate at which many of Ideanomics deductible temporary differences are expected to reverse. The increase in the expected rate consequently resulted in a significant increase in the related deferred tax assets in 2022, which were then offset with a valuation allowance.

The Company's acquisition of VIA Motors in 2023 will impact the income apportioned to each state. The change in the expected tax rate was used to determine the value of the deferred tax assets in 2023, offset by a corresponding valuation allowance.

Deferred income taxes are recognized for future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023	December 31, 2022
U.S. NOL	$107,626	$73,209
Foreign NOL	18,920	14,340
U.S. capital loss carryover	6,620	841
U. S. Section 1231 carryover	2,209	2,274
Accrued payroll and expense	1,141	963
Nonqualified options	4,595	3,661
Intangible assets	15,051	3,247
Inventory reserve	1,817	884
Bad debt allowance	654	346
Impaired assets	10,056	28,497
Urealized losses	314	345
Other	714	218
Property and equipment	1,533	—
Equity investment loss and others	4,794	5,505

Total deferred tax assets	176,044	134,330
Less: valuation allowance	(170,841)	(123,310)
Property and equipment	—	(292)
Intangible assets	(6,211)	(12,707)
Outside basis in domestic subsidiary and other	(937)	(1,021)
Total deferred tax liabilities	(7,148)	(14,020)
Net deferred tax assets (liabilities)	$(1,945)	$(3,000)

As of December 31, 2023, 2022 and 2021, the Company had U.S. domestic cumulative tax loss carryforwards of $444.5 million, $303.7 million and $191.4 million, respectively, and foreign cumulative tax loss carryforwards of $78.7 million, $59.0 million and $26.9 million, respectively, which may be available to reduce future income tax liabilities in certain jurisdictions. $28.2 million of the U.S. carryforwards expire in the years 2027 through 2037. The remaining U.S. tax loss is not subject to expiration. PRC tax loss carryforwards of $26.9 million will expire beginning year 2024 to year 2028. Italian tax loss carryforwards of $42.8 million, do not expire. Malaysian tax loss carryforwards of $5.9 million will expire in the years 2030 to 2032. At December 31, 2023, the Company also has U.S. capital loss and section 1231 loss carryovers of $27.3 million and $9.1 million respectively. The capital loss carryover expires in 2028, while the 1231 loss carryover does not expire. Utilization of NOLs may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state and foreign provisions. This annual limitation may result in the expiration of NOLs before utilization. Management has however, excluded from the carryforward totals amounts shown on the tax returns but for which management has assessed cannot be used before expiration because of the annual limitations.

The Company has conducted an analysis of potential limitations of the use of its loss US loss carryovers under Internal Revenue Code section 382, and has concluded that as of December 31, 2022, any such limitations would not have a significant impact on the ability to utilize the loss carryovers and other deferred tax assets discussed above.

Subsequent to December 31, 2022, the Company believes that the VIA transaction (see Note 25), in combination with previous issuances of Company stock, triggered the imposition of limits on the future use of losses that previously did not have any material limitations to approximately $4.8 million per year. This limit would not only apply to loss carryovers, but also to approximately $10.1 million of future amortization deductions. The limit would also apply to any realization in the next five years of the losses that give rise to the $34.3 million of deferred tax assets above that relate to impaired assets and equity method losses. Any portion of the annual limit not used on one year can be carried forward and used in later years.

The triggering of the 382 limitations has an immaterial effect on the net deferred tax assets due to the current valuation allowance. Under the limitations, it would still be at least theoretically possible to eventually utilize all of the Company’s deferred tax assets.

Realization of the Company’s net deferred tax assets is largely dependent upon the Company’s ability to generate future taxable income in the respective tax jurisdictions to obtain benefit from the reversal of temporary differences and NOL carryforwards. It is, however, possible that the Company could record an income tax benefit in 2024 or later years from the reduction of the valuation allowance resulting from acquisitions in which deferred tax liabilities are recorded. In such a case, as occurred in 2022, deferred tax assets could be utilized to offset the acquired deferred tax liabilities. The valuation allowance increased by $47.5 million, $48.3 million and $28.2 million in the years ended December 31, 2023, 2022 and 2021, respectively.

The following table reflects the changes in the valuation allowance (in thousands):

Valuation allowance - January 1, 2021	$46,732
Increase - year ended December 31, 2021	28,240
Valuation allowance - December 31, 2021	74,972
Increase - year ended December 31, 2022	48,338
Valuation allowance - December 31, 2022	123,310
Increase - year ended December 31, 2023	47,531
Valuation allowance - December 31, 2023	$170,841
(b)Uncertain Tax Positions

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a threshold condition that a tax position must meet for any of the benefit of uncertain tax position to be recognized in the financial statements. The deferred tax assets listed above as of December 31, 2023 and 2022, do not include $0.3 million of potential deferred tax assets, arising in the current year, not recognized because they do not meet the threshold for recognition. If these assets were to be recognized they would be fully offset by a valuation allowance. There were no other identified uncertain tax positions December 31, 2023, 2022 and 2021.

The following table reflects changes in the gross unrecognized tax positions (in thousands):

Unrecognized tax benefits at beginning of year - January 1, 2021	$256
Gross changes - year ended December 31, 2021	—
Unrecognized tax benefits at end of year - December 31, 2021	256
Gross changes - year ended December 31, 2022	—
Unrecognized tax benefits at end of year - December 31, 2022	256
Gross increases - current year tax positions	—
Unrecognized tax benefits at end of year - December 31, 2023	$256
As of December 31, 2023, 2022 and 2021, the Company did not accrue any material interest and penalties. The Company’s United States federal and state income tax returns are generally subject to examination for potential assessment for 2018 and later years. The use of U.S. net operating loss carryovers from earlier years are subject to challenge in any future year utilized. Due to the uncertainty regarding the filing of tax returns for years before 2007, it is possible that the Company is subject to examination by the IRS for earlier years. All of the PRC tax returns for the PRC operating companies are subject to examination by the PRC tax authorities for all periods from the companies’ inceptions in 2009 through 2023 as applicable. All of Tree Technologies’ tax returns since inception in 2020 are subject to examination by the Malaysian tax authorities. Energica’s tax returns are subject to examination by Italian tax authorities for 2017 and later years.

Note 20.    Commitments and Contingencies
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

McCarthy v. Ideanomics

On December 14, 2022, Conor McCarthy, Ideanomics’ former CFO, filed an arbitration in front of the American Arbitration Association alleging breach of his separation agreement by Ideanomics and claiming as damages the entirety of his separation payment (approximately $0.7 million), double damages, statutory interest, and costs. The parties have negotiated a settlement and payment schedule (current remaining amount is approx. $0.45 million, which recorded in the "Accrued salaries" account on the Consolidated Balance Sheets). Final resolution is anticipated upon full payment of remaining settlement amount.

Cantor Fitzgerald, LLC v. Ideanomics

On January 10, 2023, Cantor sued Ideanomics in the Supreme Court of the State of New York, New York County for breach of contract to pay $0.2 million in fees associated with a Letter Agreement entered into on October 22, 2021. The parties are negotiated a resolution and payment, but the case is still pending in the interim until full payment is made.

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

3i LP v. Ideanomics

On March 21, 2023, Ideanomics was served with a notice of lawsuit filed in the Supreme Court of New York, New York County. The summons alleges breach of contract regarding an exclusive term sheet and damages in excess of $10,000,000. No complaint was attached, but the Company believes any damages associated with a term sheet (e.g. the failure to conclude a definitive agreement) should be less than the amount claimed by a wide margin. The parties are attempting to negotiate a resolution, but the case is still pending in the interim.

Osirius Group v. Ideanomics

On April 22, 2023, Osirius Group, LLC (“Osirius”) filed suit against Ideanomics in the U.S. District for the Eastern District Court of Michigan, alleging breach of contract between the parties. On August 22, 2023, a default judgment was entered by the Court in the amount of approximate $2.8 million dollars. The Company has since made payments in aggregate of $1.3 million, and the balance of $1.5 million, which recorded in "Accrued expense" on the Consolidated Balance Sheets, remaining to be paid.

Note 21.    Concentration, Credit and Other Risks
a.Major Customers
For the year ended December 31, 2023, no customer individually accounted for more than 10.0% of the Company’s revenue. seven customer individually accounted for more than 10.0% of the Company’s net accounts receivable as of December 31, 2023.
For the year ended December 31, 2022, no customer individually accounted for more than 10.0% of the Company’s revenue. No customers individually accounted for more than 10.0% of the Company’s net accounts receivable as of December 31, 2022 .
Major Suppliers
For the year ended December 31, 2023, no suppliers individually accounted for more than 10.0% of the Company’s cost of revenues. One suppliers individually accounted for more than 10.0% of the Company’s accounts payable as of December 31, 2023.
For the year ended December 31, 2022, one suppliers individually accounted for more than 10.0% of the Company’s cost of revenues. No suppliers individually accounted for more than 10.0% of the Company’s accounts payable as of December 31, 2022.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents were held by financial institutions (located in the PRC, Hong Kong, Malaysia, Italy, and the U.S.) that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.
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
As of December 31, 2023, the Company had cash and cash equivalents of $1.2 million. Approximately $1.2 million was held in Italy.
As of December 31, 2023 and 2022, deposits of $0.4 million and $1.1 million were insured, respectively. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in Italy and U.S. with acceptable credit ratings.
Note 22.    Defined Contribution Plans

For U.S. employees, the Company sponsors a 401(k) plan that provides for a 100.0% employer matching contribution of the first 3.0% and 50.0% of the next 2.0% of eligible pay that the employee contributes to the plan. Employees contributions are 100.0% vested immediately. The Company’s matching contribution to the 401(k) plan is evenly vested over five years.
The Company paid total matching 401(k) contributions of $0.9 million and $0.7 million in the year ended December 31, 2023 and December 31, 2022 , respectively.

Employees in Italy are entitled to TFR, commonly referred to as an employee leaving indemnity, which represents deferred compensation for employees in the private sector. Under Italian law, an entity is obligated to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The annual accrual is approximately 7.0% of total pay, with no ceiling, and is revalued each year by applying a pre-

established rate of return of 1.5%, plus 75.0% of the Consumer Price Index, and is recorded by a book reserve. TFR is an unfunded plan. The costs of the retirement benefit obligation are accounted for under the provisions of ASC 715. The amount of the obligation was $0.5 million and $0.5 million at December 31, 2023 and December 31, 2022, respectively.
Note 23. Geographic Areas
The following table summarizes geographic information for long-lived assets (in thousands):

	December 31, 2023	December 31, 2022
United States	$6,000	$4,476
Europe	2,991	2,532
Total	$8,991	$7,008
Note 24.    Contingent Consideration
The following table summarizes information about the Company’s contingent consideration arrangements measured at fair value on a recurring basis, grouped into Level 1 to 3 based on the degree to which the input to fair value is observable (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
DBOT - Contingent Consideration[a]	$—	$—	$649	$649
Tree Technology - Contingent Consideration[b]	—	—	78	78
Solectrac - Contingent Consideration[c]	—	—	—	—
VIA - Contingent consideration[d]	$—	$—	$—	$—
Total	$—	$—	$727	$727

	December 31, 2022
	Level 1	Level 2	Level 3	Total
DBOT - Contingent Consideration[a]	$—	$—	$649	$649
Tree Technology - Contingent Consideration[b]	—	—	118	118
Solectrac - Contingent Consideration[c]	—	—	100	100
Total	$—	$—	$867	$867
(a) DBOT Contingent Consideration
This represents the liability incurred in connection with the acquisition of DBOT shares during the three months ended September 30, 2019 and as remeasured as of April 17, 2020. The contractual period which required periodic remeasurement has expired at that time, and therefore the Company will not remeasure this liability after that.

(b) Tree Technologies Contingent Consideration

This represents the liability incurred in connection with the acquisition of Tree Technologies during the three months ended December 31, 2019 and as subsequently remeasured as of June 30 2023 and December 31, 2022 . The contractual period which required periodic remeasurement expired at that time, and therefore the Company did not remeasure this liability after that.
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

December 31, 2022
Weighted-average cost of capital	15.0%
Probability	5%-20%

(c) Solectrac Contingent Consideration

This represents the liability incurred in connection with the acquisition of Solectrac. The liability represents the fair value of the three contingent considerations that were entered into at closing. The fair value was determined using Monte-Carlo simulations as of December 31, 2022. The fair value was reduced to zero as of December 31, 2023 due to the change of projection.
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

(d) VIA Contingent Consideration

This represents the liability incurred in connection with the acquisition of VIA. The liability represents the fair value of the three contingent considerations that were entered into at closing. The fair value was $73.6 million determined using Monte-Carlo simulations. The fair value was reduced to zero as of December 31, 2023 due to the change of projection.
The fair value of the VIA contingent consideration $73.6 million was valued using a Monte-Carlo simulation model. The significant unobservable inputs include volatility, discount rate and the risk free rate, Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The following table summarizes the significant inputs and assumptions used in the model:

January 31 2023
Risk-free interest rate	3.7%
Expected volatility	65.0%
Expected discount rate	13.9%
The following table summarizes the reconciliation of contingent consideration measured using Level 3 inputs (in thousands):

Contingent Consideration
December 31 2021	999
Remeasurement loss/(gain) recognized in the income statement	(132)
December 31 2022	$867
Addition	73,628
Remeasurement loss/(gain) recognized in the income statement	(73,768)
December 31 2023	727
Note 25.    Subsequent Events
US Hybrid

JPL Holdings, LLC sent a signed Term Sheet for the purchase of US Hybrid on October 25, 2023. Ideanomics accepted and signed the offer to begin due diligence in efforts to complete the sale by the end of 2023. On December 28, 2023 JPL Holdings,

LLC and Ideanomics signed the Share Purchase Agreement in selling US Hybrid for the amount of $5.0M. Where $1.2M of funds were previously wired towards the purchase, the remaining amount due was $3.9M. This amount was fully paid on January 12, 2024 to complete JPL’s purchase of US Hybrid. US Hybrid was reported as Discontinued Operations for the quarter ending September 30, 2023.
Tree Technologies

The team at Tree has documented a plan to exit the production facilities and lay off all operational personnel with deadlines targeted during the third quarter. Tree has completed the exit plan and no operation as of September 30 2023. In Q3, Tree also received LOI from a potential buyer to buy Ideanomics stakes in Tree. Consequently, Tree reached status as a discontinued operation as of September 30, 2023. On January 5, 2024 TIZA GLOBAL SDN BHD executed an agreement for the full purchase of Ideanomics’ shares in Tree Technologies in the amount of $4.0M. The purchase was complete over three payments with the final payment being made on February 8, 2024.
Yorkville Standby Equity Purchase Agreement
On January 10, 2024, Ideanomics entered into a standby equity purchase agreement (SEPA) with YA II PN, LTD. Pursuant to the SEPA, subject to certain conditions, the Company shall have the option, but not the obligation, to sell to YA II, and YA II shall purchase, an aggregate amount of up to 2,500,000 shares of the Company’s common stock, par value $0.001 per share, at the Company’s request any time during the commitment period commencing on the Effective Date and expiring upon the earlier of (i) the first day of the month next following the 24-month anniversary of the Effective Date or (ii) the date on which YA II shall have made payment of Advances (as defined below) for Common Stock equal to 2,500,000 shares. Each advance the Company requests shall not exceed an amount equal to 100% of the daily trading volume of the five trading days immediately preceding an Advance Notice, unless, subject to certain other limitations, both the Company and YA II mutually agree to an increased amount. The shares will be purchased at a purchase price equal to the lowest of the daily VWAPs of the Common Stock during the three consecutive trading days commencing on the date of the Advance Notice, multiplied by 94%.

On April 15, 2024 the standby equity purchase agreement was amended so that the Company shall have the option, but not the obligation, to sell to YA II, and YA II shall purchase, and aggregate amount of up to 10,000,000 shares of the Company's common stock at the Company's request any time during the commitment period as described above.
Yorkville Secured Convertible Debenture Purchase Agreement

During first quarter of 2024, the Company consummated the sale to YA II PN, Ltd. of multiple new Secured Convertible Debentures in a private placement pursuant to that certain Secured Debenture Purchase Agreement (as amended, restated, supplemented or otherwise modified from time to time), dated as of October 25, 2022, as amended by the First Amendment to Secured Debenture Purchase Agreement of March 30, 2023, as further amended by the Second Amendment to Secured Debenture Purchase Agreement of April 17, 2023, as further amended by the Third Amendment to Secured Debenture Purchase Agreement of May 1, 2023, and as further amended by the previously reported Fourth Amendment to Secured Debenture Purchase Agreement of July 13, 2023. The Conversion Price may be adjusted from time to time pursuant to the other terms and conditions of the Debentures. The new Secured Convertible Debentures contain a standard “buy-in” provision in the event that the Company fails to convert shares within three trading days after receipt of a notice of conversion, and a standard “blocker” provision that limits the right to convert any portion of this new Debenture to the extent that after giving effect to such conversion the holder together with its affiliates would beneficially own more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

On January 24, 2024, the Company completed the sale of a new Secured Convertible Debenture for a purchase price of $750,000. Upon the terms and subject to the conditions contained in the Fourth Amended SDPA and this new Secured Convertible Debenture, the Company promises to pay to the Buyer $900,000 on May 27, 2024, (a) subject to earlier redemption at the Company’s option and (b) subject to acceleration at the holder’s option upon an event of default described in the Debenture. Interest shall accrue on the outstanding Principal Amount hereof at an annual rate equal to 8%; provided that such Interest Rate shall be increased to 18% upon an Event of Default. Upon an event of default, the holder of this new Secured Convertible Debenture is entitled to convert any portion of the outstanding principle and accrued interest into shares of the Company’s common stock, at a conversion price per share equal to the lower of (i) $1.23 per share (the “Fixed Price”) or (ii) 90% of the lowest daily VWAP during the ten (10) consecutive Trading Days immediately preceding the Conversion Date (the “Variable Price”) or other date of determination (the “Variable Measurement Period”), which solely in the case of the Variable Price shall not be lower than the Floor Price of $0.224. The proceeds of this new Secured Convertible Debenture were used to pay costs and fees related to the operation of Wireless Advanced Vehicle Electrification LLC, a wholly owned subsidiary of the Company.

On January 30, 2024, the Company completed the sale of a new Secured Convertible Debenture for a purchase price of $1,500,000. Upon the terms and subject to the conditions contained in the Fourth Amended SDPA and this new Secured

Convertible Debenture, the Company promises to pay to the Buyer $1,800,000 on February 29, 2024, (a) subject to earlier redemption at the Company’s option and (b) subject to acceleration at the holder’s option upon an event of default described in the Debenture. Interest shall accrue on the outstanding Principal Amount hereof at an annual rate equal to 8%; provided that such Interest Rate shall be increased to 18% upon an Event of Default. Upon an event of default, the holder of this new Secured Convertible Debenture is entitled to convert any portion of the outstanding principle and accrued interest into shares of the Company’s common stock, at a conversion price per share equal to the lower of (i) $1.16 per share (the “Fixed Price”) or (ii) 90% of the lowest daily VWAP during the ten (10) consecutive Trading Days immediately preceding the Conversion Date (the “Variable Price”) or other date of determination (the “Variable Measurement Period”), which solely in the case of the Variable Price shall not be lower than the Floor Price of $0.21. The proceeds of this new Secured Convertible Debenture were used to support the operations of Wireless Advanced Vehicle Electrification LLC, a wholly owned subsidiary of the Company.

On February 29, 2024, the Company consummated the sale of a new Secured Convertible Debenture for a purchase price of $1,500,000. Upon the terms and subject to the conditions contained in the Fourth Amended SDPA and this new Secured Convertible Debenture, the Company promises to pay to the Buyer $1,900,000 on September 30, 2024, (a) subject to earlier redemption at the Company’s option and (b) subject to acceleration at the holder’s option upon an event of default described in the Debenture. Interest shall accrue on the outstanding Principal Amount hereof at an annual rate equal to 8%; provided that such Interest Rate shall be increased to 18% upon an Event of Default. Upon an event of default, the holder of this new Secured Convertible Debenture is entitled to convert any portion of the outstanding principle and accrued interest into shares of the Company’s common stock, at a conversion price per share equal to the lower of (i) $1.12 per share (the “Fixed Price”) or (ii) 90% of the lowest daily VWAP during the ten (10) consecutive Trading Days immediately preceding the Conversion Date (the “Variable Price”) or other date of determination (the “Variable Measurement Period”), which solely in the case of the Variable Price shall not be lower than the Floor Price of $0.204. The proceeds of this new Secured Convertible Debenture shall be used to support overall operational needs and costs related to Wireless Advanced Vehicle Electrification LLC, a wholly owned subsidiary of the Company; as well as to support the initial costs associated with the Purchase Order from Confidential customer as disclosed previously in the Company's January 18, 2024 Form 8K filing.

Executive Compensation

Effective February 16, 2024, Ideanomics, Inc. (the "Company") agreed (i) to reduce the base salary for Mr. Alfred Poor, the Company’s Chief Executive Officer to $325,000 and to (ii) reduce the base salary for Mr. Scott Morrison, the Company’s Chief Financial Officer, to $275,000. The employment agreement for Mr. Poor is further amended to have a reduced severance and change in controls provisions of six months, and the severance provisions for Mr. Morrison's employment agreement is removed and the change in control provision amended to six months. The employment agreements for each of Mr. Poor and Mr. Morrison otherwise remain in their current form, respectively. Mr. Poor and Mr. Morrison are granted $175,000 and $125,000 in shares of common stock respectively.

Effective February 16, 2024, the Company agreed to (i) to reduce the annual compensation for Mr. Shane McMahon as Executive Chairman of the Company to $150,000 in cash and $350,000 in shares of common stock and (ii) to set each of the Independent Director annual cash compensation at $100,000 with $25,000 in shares of common stock vesting on a quarterly basis. Each Independent Director is also entitled to an additional $10,000 cash compensation for each committee served as Lead Director with an accompanying $10,000 in shares of common stock.

Effective February 16, 2024, as part of its continuing restructuring and cost reduction efforts, the Company has also reduced its management staff annual compensation by an average of 21%-23% and removed of all applicable severance provisions and amended applicable change in control provisions to six months.

On March 5, 2024, the Company received the resignation of the Company’s Chief Financial Officer, Scott Morrison, effective as of that date. Mr. Morrison is resigning for personal reasons. Mr. Morrison shall stay on as a consultant to ensure the timely completion of the Company’s annual filings and other regulatory requirements.

On March 8, 2024, the board of directors appointed Mr. Ryan M. Jenkins as Chief Financial Officer of the Company. Mr. Jenkins brings extensive years of advancing responsibilities across multiple business units of major companies, including Walmart and the FedEx Corporation. He has served as the Corporate Treasurer and Head of FP&A for Ideanomics since March 2022, and served as Associate Director of Finance & Treasury and Investor Relations for Walmart from 2020 to 2022. Since 2019 he has been an Adjunct Professor of Finance at the University of Memphis. Mr. Jenkins was the Corporate Financial & Treasury Advisor for the FedEx Corporation from 2005 to 2017. He has significant experience in capital planning, funding and analysis in his prior roles. He obtained his CPA license in 2012, CFA Charter in 2016, and CTP Certification in 2023.

Effective March 8, 2024, Mr. Jenkins’s base salary is $275,000 with a change of control provision for six months. Mr. Jenkins is also granted $125,000 in shares of common stock that shall vest upon completion of certain Company and personal milestones.

Tillou Promissory Note

April 25, 2024 Amended and Restated Promissory Note

As previously disclosed on the Company’s December 19, 2022 Form 8-K, on December 13, 2022, the Company promised to pay to the order of Tillou Management and Consulting LLC, a New Jersey Limited Liability Company (the “Noteholder” or “Tillou”), an entity controlled by Vince McMahon, the father of our Executive Chairman, the principal amount of $2,000,000, together with all accrued interest thereon as provided in the promissory note entered into between the Company and the Noteholder dated December 13, 2022 (the “Prior Note”).

On April 25, 2024, the Company executed an Amended and Restated Promissory Note and promised to pay to the order of Tillou the principal amount of $4,137,095 (the “Loan”), together with all accrued interest thereon, as provided in the promissory note entered into between the Company and the Noteholder dated as of April 25, 2024. The Noteholder agreed to make an additional advance to the Company on April 25, 2024 in the principal amount of $1,397,095. The Company further agreed to pay the aggregate unpaid principal amount of the December 13, 2022 Note as well as accrued and unpaid interest, fees, and expenses relating to the Prior Note which were $740,000.

The Company agreed to repay the principal balance of the Loan in weekly installments, commencing on the Initial Payment Date and continuing on the first Business Day of each calendar week thereafter. Each weekly installment shall be in an amount equal to the greater of (x) $250,000 and (y) 100% of the net proceeds received by the Borrower pursuant to the SEPA during the immediately preceding calendar week. For purposes of this Note, (A) the "Initial Payment Date" means the earlier of (I) the first Business Day of the first calendar week immediately following the first date on which the Borrower receives net proceeds under the SEPA (whether in connection with the sale of Shares (as defined in the SEPA) or otherwise) and (II) July 1, 2024, and (B) "SEPA" means the Standby Equity Purchase Agreement dated January 5, 2024 (as amended, restated, supplemented or otherwise modified from time to time) between the Borrower, as company, and YA II PN, LTD., as investor. The principal amount outstanding under this Amended and Restated Promissory Note has an interest rate at a flat rate equal to 16% per annum (the “Interest Rate”). If any amount payable under the Note is not paid when due, such overdue amount shall bear interest at the Interest Rate plus 2%. The Company may prepay the Loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment. The principal amount of the Note shall become due and payable in the event of a default pursuant to the Note.

May 29, 2024 Amended and Restated Promissory Note

Effective on May 29, 2024, the Company executed an Amended and Restated Promissory Note and promised to pay to the order of Tillou the principal amount of $7,217,095 which includes an additional advance to the Company in the principal amount of $3,000,000. It further includes $4,137,095 (the “Prior Existing Principal Balance”) and $80,000 of accrued unpaid fees and expenses.

The Company agreed to repay the principal balance of the Loan in weekly installments, commencing on the Initial Payment Date and continuing on the first Business Day of each calendar week thereafter. Each weekly installment shall be in an amount equal to the greater of (x) $250,000 and (y) 100% of the net proceeds received by the Borrower pursuant to the SEPA during the immediately preceding calendar week. For purposes of this Note, (A) the "Initial Payment Date" means the earlier of (I) the first Business Day of the first calendar week immediately following the first date on which the Borrower receives net proceeds under the SEPA (whether in connection with the sale of Shares (as defined in the SEPA) or otherwise) and (II) July 1, 2024, and (B) "SEPA" means the Standby Equity Purchase Agreement dated January 5, 2024 (as amended, restated, supplemented or otherwise modified from time to time) between the Borrower, as company, and YA II PN, LTD., as investor. The principal amount outstanding under this Amended and Restated Promissory Note has an interest rate at a flat rate equal to 16% per annum (the “Interest Rate”). If any amount payable under the Note s not paid when due, such overdue amount shall bear interest at the Interest Rate plus 2%. The Company may prepay the Loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment. The principal amount of the Note shall become due and payable in the event of a default pursuant to the Note.

In relation to the Tillou Promissory Notes, the Company has agreed Mr. Shane McMahon, the Executive Chairman of the Company, is entitled to a grant up to 7,217,095 shares of Common Stock.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The information required by this Item 9 was "previously reported" as such term is defined in Rule 12b-2 of the Exchange Act.
ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023 that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses described below.

In 2023, our evaluation included Timios, WAVE, Solectrac, US Hybrid and Energica for the first time. In 2022, our evaluation excluded Energica, which was acquired in the year ended December 31, 2022, and was not fully integrated with Ideanomics as of that date. As of and for the year ended December 31, 2023, Energica represented 11% of total assets and 11% of revenue.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company has the following material weaknesses in its internal control over financial reporting as of December 31, 2023:

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

On July 26, 2022, subsequent to the dismissal of BDO as the Company’s auditor, BDO informed the Company of their belief that the Company also had the following material weaknesses as of December 31, 2023:

•There is ineffective oversight from the Company’s Audit Committee.

•There is a lack of documented compliance-related controls to evaluate transactions in accordance with the FCPA.

Management’s Plan for Remediation

In the fourth quarter of 2023, management analyzed the root causes of the material weaknesses described above with the Audit Committee and has completed the design phase to modify existing controls or add new controls to address risks identified in the material weaknesses identified in 2021. Management has also implemented over half of the proposed remediation measures in the first quarter of 2023 and expected to complete the rollout in the second quarter of 2023. We expect that the deficiencies identified which aggregate to the material weaknesses noted above, will continue to be subject to testing throughout 2024 subject to the control operation cycles to determine the operating effectiveness. A critical element of the remediation designed includes the monitoring of the operation of controls on a location basis both as to operation and the related documentation of the control operation.

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

Following the conclusion of the investigation, the Audit Committee requested management to conduct an assessment of the effectiveness of the current FCPA compliance program in the fourth quarter of 2022 with the objective of ensuring optimization of the program. The review concluded that the transactions in question occurred prior to the currently implemented controls, which include the third-party validation of the beneficial ownership and public compliance history of contractual counter parties. The currently implemented controls are designed to identify counter party risk and have been applied to all commercial contracts entered into since 2023.

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

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers.

The following sets forth the name and position of each of our current executive officers and directors as of the filing date of this Annual Report.

Name	Age	Position
Shane McMahon	54	Executive Chairman
Alfred P. Poor	54	Chief Executive Officer and Director
Scott Morrison	53	Chief Financial Officer
James S. Cassano	78	Director
Andrea Hayward	57	Director
Paul Hancock	46	Director

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

Mr. Scott Morrison. Mr. Morrison was appointed Chief Financial Officer effective April 1, 2023. Previously, Mr. Morrison served as Chief Financial Officer of Wave Charging, LLC, a subsidiary of the Company. Additionally, he held the position of Chief Executive Officer for Evoq Nano, Inc., Finance Director at CRH Americas Materials, Inc. and Vice President-Finance for Honeywell Aerospace, General Aviation Division.

Mr. James S. Cassano. Mr. Cassano has been a director since January 11, 2008. Mr. Cassano is currently a Partner and Chief Financial Officer of CoActive Health Solutions, LLC, a worldwide contract research organization, supporting the pharmaceutical and biotechnology industries. Mr. Cassano has served as executive vice president, chief financial officer, secretary and director of Jaguar Acquisition Corporation a Delaware corporation (OTCBB: JGAC), a blank check company, since its formation in June 2005. Mr. Cassano has served as a managing director of Katalyst LLC, a company which provides certain administrative services to Jaguar Acquisition Corporation, since January 2005. In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the Board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex until November 2003 in transition as vice president business development and served as a consultant to the Company through February 2004. In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was renamed Tickets.com and went public through an IPO in 1999. From March
1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, and from February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates. Mr. Cassano received a B.S. in Aeronautics and Astronautics from Purdue University and an M.B.A. from Wharton Graduate School at the University of Pennsylvania.

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

Mr. Paul Hancock. Mr. Hancock has served as Vice President, Deputy CEO & CFO of InoBat AS, a company that specializes in the research, development, production, recycling, and final disposal of custom-designed innovative electric batteries, and he has over 25 years of experience in corporate finance, financial control and strategic planning. From March 2016 to June 2021, Mr. Hancock previously held the position of Deputy Chief Financial Officer at Aston Martin Lagonda, the Iconic British manufacturer of luxury sports cars.

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

The Board and Committees of the Board

The Company is governed by the Board that currently consists of five members: Shane McMahon, Alfred Poor, James S. Cassano, Paul Hancock, and Andrea Hayward. The Board has established three Committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the Company’s website www.ideanomics.com. Printed copies of these charters may be obtained, without charge, by contacting our Corporate Secretary at 1441 Broadway, Suite 5116, New York, NY 10018.

Governance Structure

Our Board of Directors is responsible for corporate governance in compliance with reporting laws and for representing the interests of our shareholders. As of the date of this Annual report, the Board was composed of six members, four of whom are considered independent, non-executive directors. Details on Board membership, oversight and activity are reported below.

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material direct or indirect interest in a transaction or relationship with such entity). The Board has determined that James S. Cassano, Shane McMahon, Paul Hancock, and Andrea Hayward are independent as defined in applicable SEC and NASDAQ rules and regulations, and that each constitutes an “Independent Director” as defined in NASDAQ Listing Rule 5605.

Audit Committee

Our Audit Committee consists of James S. Cassano, Paul Hancock, and Andrea Hayward with Mr. Cassano acting as Chair. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Cassano serves as our Audit Committee financial experts as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:
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

Mr. Paul Hancock. Mr. Hancock has served as Vice President, Deputy CEO & CFO of InoBat AS, a company that specializes in the research, development, production, recycling, and final disposal of custom-designed innovative electric batteries, and he has over 25 years of experience in corporate finance, financial control and strategic planning. From March 2016 to June 2021, Mr. Hancock previously held the position of Deputy Chief Financial Officer at Aston Martin Lagonda, the Iconic British manufacturer of luxury sports cars.

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

Based solely on our review of such forms furnished to us or written representations provided to us by the reporting persons, we believe that all filing requirements applicable to our executive officers, directors and other persons who beneficially own more than 10% of a registered class of our equity securities were complied with in the year ended December 31, 2023.

Clawback Policy

In 2021, the Board adopted the Clawback Policy (the “Clawback Policy”) providing for the recovery of certain incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Exchange Act in order to correct an error that is material to the previously-issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. A copy of the Clawback Policy has been filed herewith, and can also be found as exhibit 97 filed herewith or via the following link: https://ideanomics.com/investors/corporate-governance.

Code of Ethics

Our board of directors adopted a code of business conduct and ethics that applies to our directors, officers, employees, subsidiaries, agents, contractors and consultants, which became effective in January 2016 and was updated in December 2021. We have posted a copy of our code of business conduct and ethics, including but not limited to our insider trading policy, on our website at
https://ideanomics.com/investors/corporate-governance.

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
The Role of the Compensation Consultant
The Compensation Committee selects and retains the services of an independent compensation consultant. The independent compensation consultant is independent and that the work that it performed in 2021 did not raise any conflicts of interest. During 2021, the Compensation Committee’s independent compensation consultant, Metin Aksoy at Frederic W. Cook Executive Compensation Consultants, provided no services to us other than services for the Compensation Committee and worked with our management only on matters for which the Compensation Committee is responsible. The Compensation Committee did not retain a compensation consultant in 2023.
The Role of Executives in Executive Compensation Decisions
The Board and our Compensation Committee generally seek input from our Chief Executive Officer, Alfred P. Poor, when discussing the performance of, and compensation levels for, executives other than himself. In 2021, the Compensation Committee also worked with Conor McCarthy, our then Chief Financial Officer, and currently, Scott Morrison, our Chief Financial Officer, to evaluate the financial, accounting, tax and retention implications of our various compensation programs. Neither Mr. Poor, who is also our director, nor Messrs. McCarthy nor Morrison participated in deliberations relating to their own compensation.
The Role of Investors
Stockholders are provided the opportunity to cast an advisory vote (“Say-On-Pay”) on the compensation of our NEOs.  In our most recent Say-On-Pay vote, conducted at our 2022 annual meeting of stockholders, held on November 25, 2022, our stockholders approved the compensation of our named executive officers on an advisory basis, with approximately 83% of the votes cast in favor of the fiscal 2021 compensation of our named executive officers. In addition to the Say on Pay vote, the investors were also provided an opportunity to vote on the frequency at which such Say on Pay votes would be held (“Say On Frequency” votes). At the November 2022 annual meeting, the majority (56%) of investors voted for the Say on Frequency votes to occur every three years, with a minority (38%) voting for every year, followed by biannually and those abstaining.   In setting fiscal 2024 compensation, we considered the state of the Company as well as consideration of Stockholder opinions during ongoing discussions. Effective February 16, 2024 as part of its continuing restructuring and cost reduction efforts, the

Company reduced our NEO annual compensation by an average of 21%-23% and removed of all applicable severance provisions and amended applicable change in control provisions to six months.
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
Options to purchase 9,377,000 shares (equivalent to 75,016 shares following the Company’s 1-for-125 reverse stock split on August 25,2023) of common stock were granted under the equity incentive program in fiscal year 2021, after which 17,350,746 shares (equivalent to 138,805 shares following the reverse stock split) remained available for granting. At the 2022 annual meeting, our stockholders voted (77%) to increase the number of shares available under the 2010 Stock Option Plan to 120,000,000 (960,000 following the reverse stock split). At the 2023 annual meeting, our stockholders voted (62%) to increase the number of shares available under the 2010 Stock Option Plan to 37,500,000.
Executive Equity Ownership
We encourage our executives to hold a significant equity interest in our company. However, we do not have specific share retention and ownership guidelines for our executives.
2023 Named Executive Officer Compensation
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

2023 Annual Base Salary

Base salary is a customary, fixed element of compensation intended to attract and retain executives. Weighing the factors listed above, the Compensation Committee recommended that, effective January 1, 2023, the base salaries of Messrs. Poor, Johnston, and Sklar should be $800,000, $525,000, and $475,000 per year, respectively. No executive officer received a salary increase in 2023. Messrs. Poor and Sklar both opted to defer a majority of their 2023 compensation. Effective February 16, 2024 as part of its continuing restructuring and cost reduction efforts, the Company reduced our NEO annual compensation by an average of 21%-23% and removed of all applicable severance provisions and amended applicable change in control provisions to six months.

2023 Annual Incentives.

Our annual cash incentive program is a variable, at-risk component of our named executive officers’ compensation that is based on an appraisal of performance using specific metrics. For fiscal year 2023, no annual cash incentives were awarded to our named executive officers.

Summary Compensation Table (2023 and 2022)

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons (our “named executive officers”) for services rendered in all capacities during the noted periods. No disclosure is provided for fiscal years for which those persons were not named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards (#)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Shane McMahon (Executive Chairman) (1)	2022	583,335	—	750,000	6,000	—	218,750	554,987	1,305,088
	2023	40,705	—	—	—	—	709,295	—	750,000
Alfred P. Poor (Chief Executive Officer) (2)	2022	674,047	50,000	750,000	6,000	—	149,968	24,014	1,324,014
	2023	241,106	—	—	6,000	—	558,894	—	800,000
Stephen Johnston (Chief Financial Officer) (3)(4)	2022	135,625	—	300,000	12,000	—	—	—	135,625
	2023	162,458	—	—	—	—	—	—	162,458
Scott Morrison (Chief Financial Officer) (4)(5)	2023	215,268	—	—	400	—	—	—	414,965
Anthony Sklar (SVP, Investor Relations)(6)	2022	424,093	350,000	930,240	4,000	—	—	—	1,704,333
	2023	242,068	—	—	—		232,932		475,000
Robin Mackie(7)	2022	505,561		450,000	3,600
	2023	297,916					152,084		450,000
__________________
(1)Mr. McMahon was appointed Executive Chairman of the Company on July 23, 2021. Included in the ‘other compensation’ column is $495,936 in compensation deferred from prior years, as well as $59,051 in travel-related payments. Mr. McMahon deferred $312,499 of his $750,000 annual salary to 2023 in October of 2022. Mr. McMahon further deferred $709.295 of his $750,000 annual salary in 2023.
(2)Mr. Poor’s annual salary is $800,000, but he elected to defer $149,968 of his salary to 2023 in October of 2022. Mr. Poor further deferred $677,375 of his annual salary in 2023.
(3)Mr. Johnston’s employment at Ideanomics started in September 2022 so this table reflects a partial year payment period.
(4)On April 14, 2023 Stephen Johnston resigned from his position as CFO, so his salary reflects a partial year payment. Scott Morrison replaced him on April 20, 2023.
(5)Mr. Morrison’s employment at Ideanomics started on April 20, 2023, so this table reflects a partial year payment period.
(6)Mr. Sklar deferred $253,913 of his annual salary in 2023.
(7)Mr. Mackie deferred $282,998 of his annual salary in 2023.

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
On February 16, 2024 we agreed to reduce the base salary for Mr. Alfred Poor to $325,000. Mr. Poor was granted $175,000 shares of common stock.

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
On February 16, 2024 we agreed to reduce the base salary for Mr. Scott Morrison to $275,000. On March 5, 2024, the Company received the resignation of the Company’s Chief Financial Officer, Scott Morrison, effective as of that date. Mr. Morrison is resigning for personal reasons.

Ryan Jenkins

On March 8, 2024, the board of directors appointed Mr. Ryan M. Jenkins as Chief Financial Officer of the Company. Mr. Jenkins brings extensive years of advancing responsibilities across multiple business units of major companies, including Walmart and the FedEx Corporation. He has served as the Corporate Treasurer and Head of FP&A for Ideanomics since March 2022, and served as Associate Director of Finance & Treasury and Investor Relations for Walmart from 2020 to 2022. Since 2019 he has been an Adjunct Professor of Finance at the University of Memphis. Mr. Jenkins was the Corporate Financial & Treasury Advisor for the FedEx Corporation from 2005 to 2017. He has significant experience in capital planning, funding and analysis in his prior roles. He obtained his CPA license in 2012, CFA Charter in 2016, and CTP Certification in 2023.

Effective March 8, 2024, Mr. Jenkins’s base salary is $275,000 with a change of control provision for six months. Mr. Jenkins is also granted $125,000 in shares of common stock that shall vest upon completion of certain Company and personal milestones.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the equity awards of our named executive officers outstanding at December 31, 2023. On August 25, 2023, the Company effected a reverse stock split at a ratio of 1-for-125. The figures below represent the number and exercise price of options following this reverse stock split.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive plan awards: Number Of Securities underlying unexercised Unearned Options (#)	Option exercise price ($)	Option Expiration Date
Shane McMahon	606	—	—	696.25	November 17, 2027
	4,000	—	—	66.25	February 22, 2029
	4,267	—	—	230	December 10, 2030
	3,000	3,000	—	23.75	December 19, 2032
Alfred P. Poor	16,000	—	—	247.5	February 20, 2029
	6,000	—	—	66.25	May 8, 2030
	16,000	—	—	296.25	July 31, 2031
	3,000	3,000	—	23.75	December 19, 2032
Conor McCarthy (1)	12,000	—	—	66.25	Sept 20, 2029
	6,000	—	—	296.25	July 31, 2031
Anthony Sklar	2,000	—	—	247.5	February 22, 2029
	5,200	—	—	66.25	May 8, 2030
	4,000	—	—	296.25	July 31, 2031
	2,000	2,000	—	23.75	December 19, 2032
Stephen Johnston (2)	2,000	—	—	26.25	July 31, 2031
Paula Whitten-Doolin	600	—	—	102.5	March 13, 2032
Robin Mackie	1,800	1,800	—	23.75	December 19, 2032
Scott Morrison	200	200	—	23.75	December 19, 2032
__________________
(1)On September 16, 2022 Conor McCarthy resigned from his position as CFO. Stephen Johnston replaced him as CFO on September 16, 2022.
(2)On March 31, 2023 Stephen Johnston resigned from his position as CFO. Scott Morrison replaced him as CFO on April 1, 2023.

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
Compensation of Directors
The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended December 31, 2023. Ms. Andrea Hayward was appointed as independent director on May 15, 2023. Mr. Paul Hancock was appointed as independent director on September 1, 2023.

Name	Fees earned or paid in cash ($)	Stock awards(1) ($)	Option awards(2) (#)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James S. Cassano	145,830	—	—	—	29,166	—	174,996
Jerry Fan	28,749	—	—	—	19,166	—	47,915
Andrea Heyward	45,831	—	—	—	16,667	—	62,498
Paul Hancock	33,333	—	—	—	—	—	33,333

Compensation Risk

The Compensation Committee has reviewed and evaluated the incentive compensation policies and practices that cover all employees. On the basis of that review, the Compensation Committee does not believe that its compensation policies and practices pose risks that are reasonably likely to have a material adverse effect on Ideanomics.
We also note with respect to risk factors that none of our executive officers served on the compensation committee (or equivalent, or the board) of any other entity whose executive officers served on the Company’s compensation committee. No executive officer served as a director of another entity whose executive officers served on the Company’s compensation committee. No executive officer served as a member of the compensation committee or equivalent or the board absent compensation committee of another entity whose executive officers served as a company director. As of December 31, 2023, none of the directors or executive officers have a 10b5-1 plan in place.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known by us regarding the beneficial ownership of the Common Stock and Series A, Series B, and Series C Preferred Stock as of March 31, 2024, by:

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
The beneficial ownership percentages set forth in the table below are based on 11,992,552 shares of Common Stock and 7,000,000 shares of Series A Preferred Stock, 2,105,200 Series B Preferred Stock, and 6,650,000 Series C Preferred Stock. There are 7,000,000 shares of Series A Preferred Stock and 342,181 Series C Preferred Stock issued and outstanding as of June 14, 2024. Unless otherwise noted, the address for each beneficial owner listed below is c/o Ideanomics, Inc., at 1441 Broadway, Suite 5116, New York, NY 10018.

	Shares beneficially owned
	Common Stock		Series A Preferred Stock (9)
Name and Address of Beneficial Owner	Shares	%	Shares	%	% of Total Voting Power

Directors and Named Executive Officers
Shane McMahon (1)	52,262	*	0	0	*
Alfred P. Poor (2)	5,650	*	0	0	*
James S. Cassano (3)	10,849	*	0	0	*
Anthony Sklar(4)	15,200	*	0	0	*
Scott Morrison
Andrea Hayward
Paul Hancock
Dr. Bruno Wu (former Chairman) (5)(6)	0		7,000,000	100

All Current Directors and Executive Officers, as a group (6 individuals)	73,958	1.1	7,000,000	100

Five Percent Holders
(•)Represents beneficial ownership of less than 1%.
(1)Includes (i) 43,745 shares of Common Stock, (ii) 3,911 shares of Common Stock underlying options exercisable within 60 days at $230 per share, (iii) 4,000 shares of Common Stock underlying options exercisable within 60 days at $247.50 per share; (iv) 607 shares of Common Stock underlying options exercisable within 60 days at $696.25 per share.
(2)Includes (i) 5,650 shares of Common Stock, (ii) 6,000 shares underlying options exercisable within 60 days at $66.25 per share, (iii) 16,000 shares underlying options exercisable within 60 days at $247.50 per share, and 12,333 shares underlying options exercisable within 60 days at $296.25 per share.

(3)Includes (i) 4,075 shares of Common Stock, (ii) 95 shares underlying options exercisable within 60 days at $230 per share, (iii) 72 shares underlying options exercisable within 60 days at $363.75 per share, (iv)607 shares underlying options exercisable within 60 days at $696.25, (v) 4,000 shares underlying options exercisable within 60 days at $247.5 per shares, and (vi) 2,000 shares underlying options exercisable with 60 days at $66.25 per share.
(4)Includes (i) 4,000 shares of Common Stock, (ii) 2,000 shares underlying options exercisable within 60 days at $247.50, (iii) 5,200 shares underlying options exercisable within 60 days at $66.25 per share, and (iv) 4,000 shares underlying options exercisable within 60 days at $296.25 per share.
(5)Consists of 7,000,000 shares of Series A Preferred Stock beneficially owned by the Company’s previous Chairman, Dr. Bruno Wu, who exited the Company on Dec 31, 2021. Except under limited circumstances, our Board of Directors holds an irrevocable proxy, pursuant to shareholders agreement between the Company and certain shareholders parties thereto, dated as of December 29, 2021. We are not affiliated with Dr. Wu or any other person and we do not believe that the parties to the shareholders
(6)7,000,000 shares of Company Series A Preferred Stock, $0.001 par value, are convertible into 7,466 shares of Common Stock. Each holder of Series A Preferred Stock shall be entitled to ten (10) votes for each one (1) share of Common Stock that is issuable upon conversion of a share of Series A Preferred Stock held at the record date for determination of the stockholders entitled to vote.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor’s Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Audit Fees:
Grassi	$2,800	$2,559
Audit Related Fees:
Grassi	$72	$0
TOTAL	$2,872	$2,559

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the interim condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Audit Committee pre-approved the audit services performed by Grassi for our consolidated financial statements as of and for the year ended December 31, 2023 and 2022.
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

3.13	Certificate of Change to Articles of Incorporation. (incorporated by reference to exhibit 3.1 of the form 8K filed on August 25, 2023)

4.1 *	Description of registrant's securities

10.1 †	Amended and Restated 2010 Equity Incentive Plan, dated August 28, 2018

10.2 †	Forms of Stock Option Agreement [Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on January 28, 2020]

10.3 †	Form of Restricted Stock Grant Agreement [Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (File No. 001-35561) filed on January 28, 2020]

10.4†
Employment Agreement, dated July 31, 2020, by and between the Company and Mr. Alfred P. Poor [incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q (File No. 001-35561) filed on August 11, 2020]

10.5
Stock Purchase Agreement, by and among Ideanomics, Timios Holding Corp. and the stockholders of Timios Holding Corp [incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-35561) filed on November 12, 2020]

10.6
Investment Agreement between the Company and Energica Motor Company, dated March 3, 2021 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 4, 2021]

10.7	Form of Voting and Support Agreement, dated August 30, 2021 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 3, 2021]

10.8
Secured Convertible Promissory Note issued by VIA Motors International, Inc. to Ideanomics, Inc. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 3, 2021]

10.9
Convertible Debenture between the Company and YA II PN, Ltd, dated October 25, 2021 in the principal amount of $75,000,000 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 29, 2021]

10.10	Framework Agreement, dated September 15, 2021 [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 23, 2021]

10.11	Shareholders Agreement, dated September 15, 2021 [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 23, 2021]

10.12†
Employment Agreement of Robin Mackie, dated as of August 29, 2021 [incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 23, 2021]

10.13
Subscription Agreement dated as of July 26, 2021, and entered into between the Company and the MDI Keeper’s Fund, L.P. [incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 23, 2021]

10.14
Investment Agreement relating to PRETTL Electronics Automotive GmbH [incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 23, 2021]

10.15
Shareholders’ Agreement relating to PRETTL Electronics Automotive GmbH [incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35561) filed on November 23, 2021]

10.16	Shareholders Agreement, dated December 29, 2021 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 29, 2021]

10.17	Nominating and Corporate Governance Committee Charter [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 12, 2022]

10.18
Amendment No.1 to Agreement and Plan of Merger, by and among the Company, VIA Motors International Inc. and Shareholder Representative Services LLC [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 23, 2022]

10.19
Amendment No. 1 to Secured Convertible Promissory Note by and between the Company and VIA Motors International, Inc. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 23, 2022]

10.20
Secured Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of May 20, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on May 23, 2022]

10.21
Amendment No. 1 to Secured Convertible Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of June 17, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 18, 2022]

10.22
Amendment No. 2 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of June 17, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 18, 2022]

10.23
Amendment No. 3 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of July 12, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 18, 2022]

10.24
Amendment No. 2 to Secured Convertible Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of July 19, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on July 25, 2022]

10.25
Amendment No. 3 to Secured Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of August 15, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 19, 2022]

10.26
Amendment No. 4 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of August 15, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 19, 2022]

10.25
Amendment Agreement by and between the Company and YA II PN, LTD. dated as of August 29, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2022]

10.26
Amendment and Restated Convertible Debenture dated as of August 29, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2022]

10.27
Escrow Agreement by and among the Company, YA II PN, LTD., and Transfer Online, Inc. dated as of August 30, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on August 31, 2022]

10.28
Standby Equity Purchase Agreement, dated as of September 1, 2022, by and between Ideanomics, Inc. and YA II PN, Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 2, 2022]

10.29
Amendment No. 5 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 7, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 13, 2022]

10.30
Amended and Restated Standby Equity Purchase Agreement, dated as of September 14, 2022, by and between Ideanomics, Inc. and YA II PN, Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 16, 2022]

10.31
Separation Agreement, dated September 16, 2022, by and between the Company and Mr. Conor J. McCarthy. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 20, 2022]

10.32†
Employment Agreement, dated September 16, 2022, by and between the Company and Mr. Stephen Johnston. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 20, 2022]

10.33
Amendment No. 6 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 12, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 22, 2022]

10.34
Amendment No. 7 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 16, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on September 22, 2022]

10.35
Amendment No. 8 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of September 28, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 3, 2022]

10.36	Secured Debenture Purchased Agreement dated October 25, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 26, 2022]

10.37	Secured Convertible Debenture dated October 25, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 26, 2022]

10.38	Pledge Agreement dated October 25, 2022 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 26, 2022]

10.40	Option Agreement dated October 25, 2022 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 26, 2022]

10.41
Amendment No. 9 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of October 27, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on October 28, 2022]

10.42
Amendment No. 10 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of November 2, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 4, 2022]

10.43
Amendment No. 4 to the Secured Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of October 28, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 10, 2022]

10.44
Securities Purchase Agreement dated as of November 14, 2022, by and between the Company and Acuitas Capital, LLC [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 18, 2022]

10.45
Warrant Agreement dated as of November 14, 2022, issued by the Company [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 18, 2022]

10.46
Registration Rights Agreement dated as of November 14, 2022, by and between the Company and Acuitas Capital, LLC [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 18, 2022]

10.47	Amended and Restated 2010 Equity Incentive Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on November 28, 2022]

10.48
Amendment No. 11 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of December 6, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 12, 2022]

10.49
Amendment No. 5 to Secured Promissory Note No. 1 issued by VIA Motors International, Inc. dated as of December 6, 2022 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 12, 2022]

10.50
Amendment No. 12 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of December 19, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 19, 2022]

10.51
Promissory Note between Ideanomics, Inc. and Tillou Management and Consulting LLC, dated December 13, 2022. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 19, 2022]

10.52
Pledge Agreement between Ideanomics, Inc. and Tillou Management and Consulting LLC, dated December 13, 2022. [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 19, 2022]

10.53
Subordination Agreement among Ideanomics, Inc., Tillou Management and Consulting LLC and YA PN II, dated December 13, 2022. [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on December 19, 2022]

10.54
Amendment No. 13 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of December 28, 2022 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 4, 2023]

10.55
Amendment No. 14 to Secured Convertible Promissory Note issued by VIA Motors International, Inc. dated as of January 19, 2023 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on January 20, 2023]

10.56	Form of Registration Rights Agreement.[incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on February 1, 2023]

10.57
Promissory Note between Ideanomics, Inc. and Tillou Management and Consulting LLC, dated March 19, 2023. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 23, 2023]

10.58
Pledge Agreement between Ideanomics, Inc. and Tillou Management and Consulting LLC, dated March 19, 2023. [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35561) filed on March 23, 2023]

10.59	Offer letter, dated January 23, 2023, by and between the Company and Mr. Robin Mackie.

10.60	Employment Agreement, dated January 17, 2023, by and between the Company and Mr. Macy Neshati.

10.61	Secured Debenture Purchase Agreement dated October 25, 2022, as amended as of March 30, 2023 (incorporated by reference to exhibit 10.1 of the Form 8K filed on March 31, 2023)

10.62	Secured Convertible Debenture dated March 30, 2023. (incorporated by reference to exhibit 10.2 of the Form 8K filed on March 31, 2023)

10.63	Amended and Restated Option Agreement dated March 30, 2023 (incorporated by reference to exhibit 10.2 of the Form 8K filed on March 31, 2023)

10.64
Secured Debenture Purchase Agreement dated October 25, 2022, as amended as of March 30, 2023 and further amended as of April 4, 2023. (incorporated by reference to exhibit 10.1 of the Form 8K filed on April 4, 2023)

10.65	Secured Convertible Debenture dated March 30, 2023, as amended as of April 4, 2023. (incorporated by reference to exhibit 10.2 of the Form 8K filled on April 4, 2023)

10.66	Stock Purchase Agreement dated April 14, 2023 (incorporated by reference to exhibit 10.1 of the Form 8K filed on April 20, 2023)

10.67	Second Amended and Restated Option Agreement dated April 17, 2023 (incorporated by reference to exhibit 10.2 of the Form 8K filled on April 20, 2023)

10.68
Second Amended and Restated Secured Debenture Purchase Agreement dated October 25, 2022, as amended most recently as of April 17, 2023 (incorporated by reference to exhibit 10.3 of the Form 8K filled on April 20, 2023)

10.69	Secured Debenture dated April 17, 2023 (incorporated by reference to exhibit 10.4 of the Form 8K filled on April 20, 2023)

10.7	Stock Purchase Agreement dated as of May 1, 2023 (incorporated by reference to exhibit 10.1 of the Form 8K filed on May 5, 2023)

10.71	Third Amendment to the Secured Debenture Purchase Agreement dated as of May 1, 2023 (incorporated by reference to exhibit 10.2 of the Form 8K filed on May 5, 2023)

10.72	Secured Debenture dated May 1, 2023 (incorporated by reference to exhibit 10.3 of the Form 8K filed on May 5, 2023)

10.73	Assignment and Assumption Agreement for Transfer of Limited Partnership Interest, dated June 9, 2023(incorporated by reference to exhibit 10.1 of the Form 8K filed on June 12, 2023)

10.74	Fourth Amendment to the Secured Debenture Purchase Agreement (incorporated by reference to exhibit 10.1 of the Form 8K filed on July 20, 2023)

10.75	Secured Convertible Debenture dated July 13, 2023 (incorporated by reference to exhibit 10.2 of the Form 8K filed on July 20, 2023)

10.76	Amended Secured Convertible Debenture dated March 30, 2023 (incorporated by reference to exhibit 10.3 of the Form 8K filed on July 20, 2023)

10.77	Amended Secured Convertible Debenture dated April 17, 2023 (incorporated by reference to exhibit 10.4 of the Form 8K filed on July 20, 2023)

10.78	Reissued and Amended and Restated Secured Convertible Debenture dated May 1, 2023 (incorporated by reference to exhibit 10.5 of the Form 8K filed on July 20, 2023)

10.79	Secured Convertible Debenture dated September 7, 2023 (incorporated by reference to exhibit 10.2 of the Form 8K filed on September 14, 2023)

10.80	Secured Convertible Debenture dated as of January 30th, 2024, by and between Ideanomics, Inc and YA PN II LTD (incorporated by reference to exhibit 10.1 of the Form 8K filed on January 30, 2024)

10.81	Secured Convertible Debenture dated as of February 29th, 2024, by and between Ideanomics, Inc and YA PN II LTD (incorporated by reference to exhibit 10.1 of the Form 8K filed on February 29, 2024)

10.82	Secured Convertible Debenture dated as of March 14th, 2024, by and between Ideanomics, Inc and YA PN II LTD (incorporated by reference to exhibit 10.1 of the Form 8K filed on March 15, 2024)

19**	Insider Trading Policy

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97**	Clawback Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan, contract, or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

IDEANOMICS, INC.
(Registrant)
Date: June 18, 2024	By	/s/ Alfred P. Poor
Alfred P. Poor
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: June 18, 2024	By	/s/ Alfred P. Poor
Alfred P. Poor
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 18, 2024	By	/s/ Ryan Jenkins
Ryan Jenkins
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 18, 2024	By	/s/ Shane McMahon
Shane McMahon
Director

Date: June 18, 2024	By	/s/ James S. Cassano
James S. Cassano
Director

Date: June 18, 2024	By	/s/ Paul Hancock
Paul Hancock
Director

Date: June 18, 2024	By	/s/ Andrea Hayward
Andrea Hayward
Director